Form 10KSB
period 2006-12-31
EMERGING MEDIA HOLDINGS INC
filed 2007-04-02
CIK 1307140

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

--------------------------------------------------------------------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________to_________


                                     0-52408

                              (Commission File No.)

--------------------------------------------------------------------------------

                          Emerging Media Holdings, Inc.
                     (formerly China Bio Health Group, Inc.)
                 (Name of Small Business Issuer in Its Charter)

--------------------------------------------------------------------------------

                  Nevada                                 13-1026995
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


 1809 E. BROADWAY ST, SUITE 175, Oviedo, Florida             32765
    (Address of Principal Executive Offices)              (Zip Code)

         Issuer's Telephone Number, Including Area Code: (407) 620 1063

--------------------------------------------------------------------------------

 Securities registered under Section 12(b) of the Securities Exchange Act of
 1934:
                                      None

 Securities registered under Section 12(g) of the Securities Exchange Act of
 1934:
                     Common Stock, par value $.001 per share

--------------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|  No |X|


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


Issuer's revenues for the fiscal year ended December 31, 2006: $594,719.


The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price per share of the issuers common stock as reported on the Pink Sheets as of March 27, 2007, was $4,763,400.


As of March 29, 2007, there were 15,053,000 shares of issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one):   Yes |X|  No |_|

                       Documents incorporated by reference - none


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------


            PART I
            ------

ITEM 1.     DESCRIPTION OF BUSINESS                                                                                                4
ITEM 2.     DESCRIPTION OF PROPERTY                                                                                               12
ITEM 3.     LEGAL PROCEEDINGS                                                                                                     13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                   13

            PART II
            -------

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES        13
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                             14
ITEM 7.     FINANCIAL STATEMENTS                                                                                                  21
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                  21
ITEM 8A.    CONTROLS AND PROCEDURES                                                                                               21

            PART III
            --------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT       22
ITEM 10.    EXECUTIVE COMPENSATION                                                                                                23
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        24
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                        25

            PART IV
            -------

ITEM 13.    EXHIBITS                                                                                                              25
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                26

Cautionary Note Regarding Forward-Looking Statements


This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.


The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," " plan," "foresee," "likely" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.


Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this annual report.


      o the timing, impact and other uncertainties related to pending and future acquisitions by us;

      o   the impact of new technologies;

      o   changes in laws or rules or regulations of governmental agencies; and

      o   currency exchange rate fluctuations.


These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved.

                                     PART I
                                     ------


                                Introductory Note


The consolidated financial statements, including the information in the notes thereto, as of and for the years ended December 31, 2006 and December 31, 2005 included in this Annual Report on Form 10-KSB are audited by Wiener, Goodman & Company, P.C.



 ITEM 1. DESCRIPTION OF BUSINESS


General

Throughout this Form 10-KSB, the terms "we," "us," "our," "AMG" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were formerly known as China Bio Health Group, Inc and were incorporated under the laws of the State of Nevada September 3, 2003. On June 30, 2006, we effectuated a share exchange (Merger) whereby we acquired all of the outstanding interest in our wholly-owned subsidiary, Cabavarum , the 100% owner of Analiticmedia-Grup both Moldovan companies ("AMG"). AMG was formed in October of 1998 as a Republic of Moldova limited liability company, which is materially similar to a limited liability company in the United States. AMG's main business is the production and broadcasting television programs and news reports primarily for the Moldovan viewing audience.

We own 100% of the equity interest in AMG, all of our operations are conducted through our subsidiaries, and the following discussion of our business includes the business of AMG.

All of our TV production and broadcasting operations are conducted in the Republic of Moldova, which is located between Romania and Ukraine in Eastern Europe. Having our production facilities in the Republic of Moldova generates certain challenges for us, such as:

    o Obtaining independent public authority (CCA) government approval and licensing relating to the operation of a business can still be time-consuming, costly and bureaucratic.

    o The country's legal, regulatory and accounting systems are in the process of transitioning to a market based system versus a state-influenced system and these new systems are not yet entirely consistent with international laws. The infrastructure in the country is relatively poor by not only U.S. standards, but Western European standards also.

    o The majority of the parliament and the president of the country are current members of the Communist party, which is one of several political parties in the country. The Communist party won the majority vote in the new Moldovan parliament during the March 2005 elections.

    o Although an extensive legislative base and a Center for Combating Corruption exists in Moldova, Corruption in the federal government of Moldova as well as local governments is extensive and the current laws, regulations and penalties against corruption are not strictly enforced which can lead to uncertainty when working with government personnel and agencies.

All measurements referring to any financial information are reflected in U.S. dollars, unless otherwise noted.


History of AMG

AMG was formed in October of 1998 to acquire media holdings in Moldova and surrounding countries and to broadcast and publish acquired and original media content. In 1998, AMG signed a contract with Russian Public Television ("ORT") to broadcast its programs in Moldova. In 1999, AMG established the newspaper "Vremea" and took over management of the newspaper "De Facto ". In 2002, AMG sold its newspaper holdings to focus on the fast growing television market. At the beginning of 2003 AMG held an estimated 60%-70% of the advertisement market of Moldova, a position confirmed by TNS GALLUP Media and AGB Nielsen Media Research through the official measurement of television channels rating in Moldova.

In September of 2005, shareholders of AMG voted to create a separate frequency for their television channel and give up operating on the state television frequency, thus giving up a large portion of the Company's revenues. On March 1, 2006, AMG launched its own television channel TV7 that broadcasts on the 43rd decimeters frequency. AMG signed a contract with the Russian television companies NTV and NTV World (collectively "NTV") that are in the leading group of television channels in Russia. Both are owned by Gasprom Media. On March 6, 2006, the News Department of TV7 started to broadcast the "News Bulletin" a specialized news program.

Industry Background


Products

EMH's products consist of programs produced by the Russian TV channel NTV and in-house production programs. NTV is a news channel. Traditionally news programs collect the greatest audience. NTV is the only broadcasting company in Russia that daily prepares more than 10 news releases as per Gazprom Media Website www.gazprom-media.com.


      TV7 channel also produces its own news and analytical programs, such as:
     o "Today in Moldova" in Russian language
     o "Cotidian" in Romanian language
     o "Cotidian Exclusive" in Romanian language
     o "Vedete cu sort" ("Stars in the kitchen") in Romanian language
     o Weather forecast in Russian and Romanian languages.

The revenues of the company depend on placement of advertisements and broadcasting sponsorships.

Sales and Marketing

The year 2006 is the initial period of formation of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful effort, according to AGB data Analysis, TV7 channel was propelled to the second place in the Capital of Moldova, Chisinau. Next year, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least 20% commercial quota in Moldova. The expected turnover from the TV advertisements is likely to result a substantial revenue growth in the 2007 and 2008 based on our existing contracts and the expected new contracts.


Competition

TV7 is among the three leaders in the industry based on commercial quotas and ratings. In 2006, TV7 reached the second place among other TV channels in Moldova, with 21.6% of the commercial quota for the Capital of Moldova and 9% of the commercial quota for the Republic of Moldova as a whole

The channel's competition in the Moldovan broadcasting market is other news programs and the market share indicators are based on both the number of people watching and third party ratings. Other non state-owned news channels in Moldova are NIT channel and Pro-TV channel, with 12.4% and 3.8% respectively of the commercial quota for the Capital of Moldova and 7.7% and 2.1%, respectively, of the commercial quota for the country.

The Company's competitive advantage in the market is its news broadcasting and a strong brand name. According to an AGB Nielsen Media Research independent marketing study conducted in 2006, TV7 is among the three most popular news channels in Moldova.


Employees

As of December 31, 2006, we employed a total of 56 employees, all of whom are full-time. We do not typically hire part-time workers, and do not anticipate doing so in the foreseeable future. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

Risk Factors That May Affect Our Future Results and the Market Price of Our
Stock


In addition to the other information set forth elsewhere in this annual report, you should carefully consider the following factors when evaluating us. An investment in Emerging Media Holdings, Inc. will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions and general economic and industry conditions. The value of an investment in Emerging Media Holdings, Inc. may decrease, resulting in a loss. If any of the following risks actually occurs, our business, financial condition and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.


Dependence on media rules and regulations.

We sell advertising time to third parties for further resale to advertisers. Media channels have been characterized in recent years by rapid change, including changes in rules and regulations. Future changes may adversely affect our ability to effectively sell advertising space, and thus may adversely affect our ability to generate revenues.

We depend on the services of our chief executive officer, and implementation of our business plan could be seriously harmed if we lost the services of our CEO.

We depend heavily on the services of Iurie Bordian, our Chairman, Chief Executive Officer, Chief Accounting Officer/CFO and President. We do not have an employment agreement with Mr. Iurie Bordian, nor do we have a "key person" life insurance policy on Mr. Iurie Bordian to cover our losses in the event of his death. There can be no assurance that our CEO will remain in his management positions with us, and the loss of his services would disrupt our business operations which could reduce our revenues and profits.

Our revenues could decline if we are unable to maintain or increase advertising prices, there is a general decline in the advertisements or consumers decide to purchase competitors' products instead of our products.

Our channel competes in all of the media market segments with many other Moldovan and foreign broadcasting companies. Advertisers' purchasing decisions are influenced by, among other things, on the perceived absolute or relative value of our channel, including its quality and pricing, as compared to competitive products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase advertising or promotional expenditures, or the number of our personnel to maintain our competitive position, or for other reasons.

Integration of the business and product offerings of acquired companies could disrupt our business operations.

We have made a few acquisitions in the recent year and anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Any business we acquire will need to be integrated with our existing operations. While we have not had difficulty in the past effectively assimilating the business or product offerings of companies we have acquired, there can be no assurance that we will not have difficulties doing so in the future. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of the acquired companies could disrupt our business operations, divert management's time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to adequately manage the integration of any acquisition could disrupt our business operations and lower our revenues and profits.

We depend on our trademarks and proprietary rights for a competitive advantage in the Moldovan market, and any failure to protect our intellectual property rights may damage our competitive position.

Our success depends largely upon our ability to protect our current and future brands and products, and to defend our intellectual property rights. Competitors infringing on our trademarks by using trademarks, trade names or trade dress that resemble ours will dilute our intellectual property rights, which could materially harm our ability to maintain or expand our sales and our future financial results.

It may be difficult to effect service of U.S. process and enforce U.S. legal process against our directors and us.

We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, our director and almost all of our operating assets are located outside the U.S. in the Republic of Moldova. As a result, it may not be possible to effect service of process upon our director in the Republic of Moldova, nor may it be possible to enforce judgments of U.S. courts against this director or our assets. Any judgments of U.S. courts against our director residing in the Republic of Moldova will have to be domesticated in the Republic of Moldova in accordance with the Moldovan civil code, including the code of civil procedure and related laws and directives approved by the Moldovan Parliament and the Plenum of the Supreme Court Justice of the Republic of Moldova. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Moldova. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Moldova. There are no treaties between the United States. and Republic of Moldova.

We do not plan to pay cash dividends.

Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. Our management does not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Deterioration of the market reforms undertaken by the Moldovan government may undermine our ability to operate our business and predict financial performance.

The Republic of Moldova has undergone significant political and economic change since 1990 and any substantial change in current laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Moldova or otherwise, could have an impact on our results of operations. For example, currently there are no significant limitations on the repatriation of profits from Moldova, and for the last ten years the government continuously has been improving the national economy for the liberalization, but there is no assurance that foreign exchange control restrictions or similar limitations will not be imposed in the future with regard to repatriation of earnings and investments from the country. If such exchange control restrictions, or similar limitations are imposed, the ability of our U.S. parent holding company to receive payments from its subsidiaries could be reduced, which would reduce our ability to invest in our operations in countries other than Moldova. If we are unable to invest in our non-Moldovan operations, our operating results could suffer which could reduce the value of our shareholders' investment in our common stock.

There is no guarantee that the Republic of Moldova government will not exert greater control over media.

The Republic of Moldova became the first former republic of the USSR to elect a communist majority parliament and a communist president in 2001. The communist party also won the majority of votes during the March 2005 parliamentary elections, which had been recognized by US, EU and other international observers, thus extending its majority in the parliament until 2008. Current political forces in the parliament are promoting significantly greater government controls over the economy and in particular over media production. If the president and parliament decide to exert additional control over media production, our business, financial condition and results of future operations could suffer. We may be required to pay additional taxes and/or fees in connection with our production and we may not have as much control over the operations of our day-to-day business operations in the Republic of Moldova.

Changes in exchange rates could affect our financial results and management's ability to make financial projections.

Our operations are conducted primarily in the Republic of Moldova, and the functional currency of our subsidiaries in Moldova is the Moldova lei. This exposes us to risks associated with both foreign currency translation, and foreign currency transactions.

While the functional currency of our operating subsidiaries is the lei, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity. The amount of such gain or loss will depend in changes in the exchange rate between the lei and the U.S. dollar and the composition of our assets and liabilities in Moldova. If the U.S. dollar increases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in the Moldovan lei will decrease. Conversely, if the U.S. dollar decreases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in the lei will increase.

Changes in exchange rates could affect our financial results and management's ability to make financial projections.

Our operations are conducted primarily in the Republic of Moldova, and the functional currency of our subsidiaries in Moldova is the Moldova lei. This exposes us to risks associated with both foreign currency translation, and foreign currency transactions.

While the functional currency of our operating subsidiaries is the lei, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity. The amount of such gain or loss will depend in changes in the exchange rate between the lei and the U.S. dollar and the composition of our assets and liabilities in Moldova. If the U.S. dollar increases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in the Moldovan lei will decrease. Conversely, if the U.S. dollar decreases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in the lei will increase.

The following table sets forth, for the periods indicated, the average exchange rate (expressed in Moldovan lei) quoted by the National Bank of Moldova. Such rates are set forth as Moldovan lei (MDL) per U.S. dollar. On March 29, 2007, the rate was MDL 12.55 = $1.00.


                                                      Fiscal Year
                                           ----------------------------------
                                           2002    2003    2004   2005   2006
                                           ----    ----    ----   ----   ----
Exchange rate at end of period             13.82   13.22   12.46  12.83  12.91
Average exchange rate during period(1)     13.57   13.94   12.33  12.62  13.07
Highest exchange rate during period        13.98   14.78   13.22  12.84  13.32
Lowest exchange rate during period         13.07   13.19   11.51  12.83  12.91
--------------------------------------------------------------------------------


(1) The average of the exchange rates on the last day of each quarter during the applicable period.

--------------------------------------------------------------------------------


 ITEM 2. DESCRIPTION OF PROPERTY


Corporate Offices


We are presently seeking to lease office space for our corporate offices in the U.S. Our corporate offices for our production operations in the Republic of Moldova are located at 125, 31 August 1989 Str. M, Suite # 5, Chisinau, MD-2012, Moldova, where we own approximately 8,634 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.


Broadcasting

TV7 television channel's technical base consists of a newsroom that can also be used as a studio for television transmissions in recordings and live broadcasts. TV7 also has an "on-air" apparatus room, an apparatus room for creation of play lists, and an apparatus room for video tape editing suite and sound scoring.

The news room has three video cameras, Sony DSR-390, DSR-500 and DSR-250, studio pedestals Vinten, auto cues Odyssey, vision production switcher DSC 545, fader Beringer 16. The lighting equipment of the television channel TV7 consists of Logocam company projectors and Ianiro filling instruments, and suspension lighting instruments of Logocam Company.

The camera device studio includes 4 television reporter sets of DVCAM format. The Television Reporter Complex is completed with Sennheizer radio systems, lighting instruments, jackets and other accessories.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS


The Company is not a party to any pending litigation nor is it aware of any threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


                                     PART II
                                     -------



ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES


Market Information


Our common shares are trading on Pink Sheets under the symbol "EMDH".

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock (commencing our recapitalization), as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

                                                                    High  Low
Fiscal Year Ended December 31, 2006                                 ----  ---
Quarter Ended December 31, 2006                                     1.50  1.00
Quarter Ended September 30, 2006                                    1.00  1.00
Quarter Ended June 30, 2006                                         1.00  0.75


Holders

As of December 31, 2006, there were 16 holders of record of our common stock.

--------------------------------------------------------------------------------


Dividends



We do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.



Recent Sales of Unregistered Securities


None.


Purchases of Equity Securities by the Registrant


None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General


Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Cabavarum S.R.L. ("Cabavarum") and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales. The Company also derives revenues from the sale of concrete mixes. This segment is currently in its initial stages. Revenue and net earnings from this segment represent less then 1% of total revenues and net earnings for the year ended December 31, 2006 and 2005. The segment is immaterial to the consolidated statements and no segment information is provided.


Basis of Presentation

In July 2006, EMH entered into a share exchange agreement with Cabavarum S.R.L. ("Cabavarum"), a Moldova company, with primary activities in radio and television broadcasting. In connection with the share exchange, the Company acquired the assets and assumed the liabilities of Cabavarum. For accounting purposes, the share exchange has been treated as a recapitalization of Cabavarum.

As provided for in the share exchange agreement, the stockholders of Cabavarum received 5,251,000 shares of newly issued EMH common stock in exchange for the outstanding shares of Cabavarum they held, which was accounted for as a recapitalization. The financial statements prior to July 2006, are those of Cabavarum and reflect the asset and liabilities of Cabavarum and AMG at historical carrying amounts. In addition, certain shareholders of EMH transferred 6,726,400 shares to associates of Cabavarum. The associates provided consulting services to the shareholders of Cabavarum in connection with the merger with EMH, marketing activities, relations within the Russian media market, computer programming and acquisitions.

Immediately following the share exchange, EMH had a total of 15,053,000 common shares issued and outstanding, of which the shareholders and associates of Cabavarum controlled 80% of the outstanding common stock.

The financial statements of EMH have been revised to retroactively reflect the share exchange.

In addition, the resignation of the former officer and directors of EMH took effect upon the close of the share acquisition exchange. The Cabavarum Board of Directors became the Board of Directors of EMH and Chiril Luchinsky became president and Chief Executive Officer. Chiril Luchinsky consequently replaced himself with Iurie Bordian due to his family circumstances.

--------------------------------------------------------------------------------

Critical Accounting Policies and Estimates


Our significant accounting policies are more fully described in Note 1 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.


Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could possibly be required.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue from advertisement sales is recognized on a contract basis and is earned over the life of the contract as the services for advertising are performed. Revenue from the contract mixes segment is recognized when title passes to the customer upon delivery of the product to a third party shipper.


Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company's policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management's assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

--------------------------------------------------------------------------------

Concentration of Credit Risk


Foreign currency accounting.
----------------------------

The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries' local currency, the Moldovan lei, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar.

Although our Moldovan subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). Additionally, our Moldova subsidiaries have certain bank loans that are denominated in U.S. dollars, and make certain purchases that are denominated in U.S. dollars. As required by SFAS No. 52, "Foreign Currency Translation", at the time of such a U.S dollar denominated transaction the subsidiary records the revenue and related receivable, or the bank debt or other liability, in lei on the basis of the exchange rate in effect on the date of the transaction. However, if the exchange rate between the lei and the currency in which the transaction is denominated changes between the date of the original transaction and the date the resulting receivable is collected or liability is paid, the amount received or paid, when converted to lei, will be different than the receivable or liability originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations. Additionally, at the end of each reporting period the lei amounts for the receivables, bank debts and accounts payable of our Moldova subsidiaries that are denominated in U.S. dollars are adjusted to reflect the amount in lei expected to be received or paid when the receivable is collected or the liability settled on the basis of the exchange rate at the end of the period. These adjustments also produce foreign currency transaction gains or losses which are recorded in the results of operations.

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities.


The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period.

--------------------------------------------------------------------------------

Results of Operations

The year 2006 is the initial period of formation of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful effort, according to AGB data Analysis, TV7 channel was propelled to the second place in the Capital of Moldova, Chisinau. Next year, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least 20% commercial quota in Moldova.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 and Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     REVENUES. In March 2006, AMG started a new TV project based on the contract executed with NTV (Russian Television Company) and NTV World. As a result of the launch of a new TV project, and elimination of the previous business, the revenues for the year ended December 31, 2006, declined $2,342.869 to $594,719 as compared to $2,937,588 during the same period of 2005. The decline in revenues was a result of a loss in advertising revenues.

     Revenues increased $631,448 or 27.40% to $2,937,588 for the fiscal year ended December 31, 2005 from $2,306,140 for the fiscal year ended December 31, 2004. This increase was primarily due to increased sales resulting from our additional advertising placements in 2004 through 2005.

     COST OF SALES. Cost of Sales decreased by $1,037,532 or 74.09% to $362,761 for the fiscal year ending December 31, 2006, from $1,400,293 for the fiscal year ended December 31, 2005. This decrease was primarily due to decreased sales as a result of the new business of the Company.

     Cost of Sales increased by $369,863 or 35,9 % to $1,400,293 for the fiscal year ended December 31, 2005, from $1,030,430 for the fiscal year ended December 31, 2004. This increase was primarily due to increased sales resulting from our additional expenses connected to new advertising placements in 2004 through 2005 as well as the increased production costs as a result of the Company turning over to production of higher quality broadcasting. We experienced further decrease of gross margin during 2006 due to our increasing focus on producing of high qualified broadcasting, which required purchases of more expensive services.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative Expenses decreased by $48,430 or 20,37% to $189,579 for the fiscal year ending December 31, 2006 from $238,019 for the fiscal year ended December 31, 2005. This decrease was primarily due to partial elimination of selling expenses as the Company coped with lower sales due to new business.

     Selling and administrative expenses increased by $4,878 or 5,73% to $89,900 for the fiscal year ended December 31, 2005 from $85,022 for the fiscal year ended December 31, 2004. This increase was primarily due to increased overhead resulting from our additional expenses in 2004 through 2005 as well as increased legal fees


     GENERAL AND ADMINISTRATIVE EXPENSES.

     General and administrative expenses decreased by $48,430 or 20,37% to $189,579 for the fiscal year ended December 31, 2006 from $238,019 for the fiscal year ended December 31, 2005. This decrease was primarily due to decreasing of expenses in general as Company was operating 10 months only during the year.

     General and Administrative expenses increased by $4,878 or 5.7% to $89,900 for the fiscal year ended December 31, 2005 from $85,022 for the fiscal year ended December 31, 2004. This increase was primarily due to increased overhead resulting from our additional expenses in 2004 through 2005 as well as increased legal fees.


     INCOME FROM OPERATIONS. As a result of elimination of the previous business and the launch of the new project, income after certain expenses and before other items, interest expense and taxes decreased by $1,279,769 or 98.92% to $13,969 for the fiscal year ended December 31, 2006 from $1,293,738 for the fiscal year ended December 31, 2005.

     Our income after certain expenses and before other items, interest expense and income taxes increased by $303,687 or 30,67, 67% to $1,293,738 for the fiscal year ended December 31, 2005 from $990,051 for the fiscal year ended December 31, 2004.


     OTHER ITEMS. Net loss from sale of fixed assets were $334,123 for the fiscal year ended December 31, 2005 as compared to profit from sales of fixed assets for the fiscal year ended December 31, 2006 of $6,414. Other income was $25,306 for the fiscal year ended December 31, 2006 and $29 for the fiscal year ended December 31, 2005.

     Net loss from sale of fixed assets were $334,123 for the fiscal year ended December 31, 2005 as compared to profit from sales of fixed assets for the fiscal year ended December 31, 2004 of $1,941. Other income was $29 for the fiscal year ended December 31, 2005 from $0 for the fiscal year ended December 31, 2004.


     INTEREST EXPENSE. Interest expense was $0 for the fiscal year ended December 31, 2006 as compared to $6,658 for the fiscal year ended December 31, 2005. This decrease was primarily due to no existing debt that we had during fiscal year 2006.

     Interest expenses decreased by $32,147 or 82,80% to $6,658 for the fiscal year ended December 31, 2005 from $38,805 for the fiscal year ended December 31, 2004. This decrease was primarily due to no existing new debt we incurred for operations during fiscal year 2005.

-------------------------------------------------------------------------------

     INCOME TAXES. Income taxes decreased by $196,532 or 88,84% to $24,698 for the fiscal year ended December 31, 2006 from $221,230 for the fiscal year ended December 31, 2005. This decrease is the result of lower income and decrease in the tax rate from 18% in 2005 to 15% in 2006.

     Income taxes increased by $36,026 or 19,45% to $221,230 for the fiscal year ended December 31, 2005 from $185,204 for the fiscal year ended December 31, 2004.

     NET INCOME. Net income decreased by $710,765 to $20,991 for the fiscal year ended December 31, 2006 from a net income of $731,753 for the fiscal year ended December 31, 2005. This decrease was due to lower sales.

     Net income decreased by $36,227 to $731,756 for the fiscal year ended December 31, 2005 from a net income of $767,983 for the fiscal year ended December 31, 2004. This decrease was due to increasing of income taxes in 2004 through 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the past twelve months, the Company embarked on the setting up of a TV channel which caused a decrease in revenues during 2006 as a result of considerable losses in advertising revenue, which triggered a decrease in the Company's cash on hand. During the fourth quarter of 2006 and continuing into the first quarter of 2007, the Company's revenues have begun to increase to approach levels that are comparable to 2005 levels. The Company expects to invest in new equipment and modernize old equipment and acquire additional licenses and patents for television products. The Company expects that cash flow from increased operations will be sufficient to fund the operations of the Company for the next twelve months as well as fund the Company's investment in new equipment.

A portion of the existing long-term and short-term investments will be used to fund operations over the next twelve months. The balance of any excess cash balances will be reinvested on a short-term basis. The market value of long-term investments did not change as the investments were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in the Republic of Moldova, thus the face value of the must investments match the market value at all times.

The Company will need to purchase services for broadcasting content and leasing broadcasting coverage through uplink in order to produce "high qualified broadcasting". In order to assure that the programming is distributed to as many households as possible, the Company will need to employ the services of uplink. The use of the uplink services would allow the company to transfer its digital signal through satellite, which in return will allow the Company to transfer its broadcasting content to all of the cable networks in the country and thus increase its market share. These services are traditionally provided by technological telecommunication companies, whose services the Company intends to use. The leasing rate for the transfer of the digital signal through the satellite is estimated at $14,000 - 15,000 USD per month. The uplink services will allow the Company:

a. To make the broadcasting more attractive as it becomes digital.

b. To increase the number of viewers as satellite broadcasting will cover much larger part of the country.

The Company plans to acquire equipment to produce the broadcast programs (for studios, for breaking news mobile systems, etc); as such, this acquisition and the uplink services might present significant impact on our liquidity and capital resources of the company. The Company believes the cash flows from operations will be sufficient to fund the purchases of this equipment.

     During 2006, we have funded capital requirements through operations. As of December 31, 2006 we had a cash balance of $201,763. This compares with a cash balance of $479,711 at December 31, 2005. We expect cash flow from operations to fund the Company's operating activities for the next twelve months. In order for the Company to expand its present activities, it will need additional capital.

     Net cash used by operating activities decreased by $694,223 to $104,460 during the fiscal year ending December 31, 2006 from net cash used by operating activities of $798,683 during the fiscal year ending December 31, 2005. This decrease in cash used by operations resulted from a decrease in net income.

     Cash flow provided by investing activities during the fiscal year ended December 31, 2006 increased by $574,759 to $(59,262) from $(515,497) used in the fiscal year ended December 31, 2005. This increase in cash flow used in investing activities was primarily due to repayments of loans by employees of $212,719 during the fiscal year ended December 31, 2006 as compared to $0 during the fiscal year ended December 31, 2005 and due to lower payments on purchasing of property, plant and equipment of $87,700 during the fiscal year ending December 31, 2006 as compared to $263,057 for the fiscal year ending Dec 31, 2005.

     Cash flows provided by financing activities during the fiscal year ended December 31, 2006 increased by $173,895 to $443,895 from $270,000 during the fiscal year ending December 31, 2005. We paid dividends from income earned for

--------------------------------------------------------------------------------

fiscal year ended December 31, 2005 $443,895 during the fiscal year ended December 31, 2006 compared to $0 during the fiscal year ended December 31, 2005.

Off Balance Sheet Arrangements



We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.


Inflation


To date inflation has not had a material impact on our operations.


New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans", an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, requires employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company's consolidated balance sheet and consolidated statement of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed roll forward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for stock-based compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) did not have a material effect on the Company's consolidated balance sheet as at December 31, 2006 or the consolidated statement of cash flows for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

--------------------------------------------------------------------------------


ITEM 7. FINANCIAL STATEMENTS


Our financial statements are set forth on pages F-1 through F-18 of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None


ITEM 8A. CONTROLS AND PROCEDURES


As of December 31, 2006, the end of the period covered by this annual report, the Chief Executive Officer and Chief Accounting/Financial Officer of the Company (the "Certifying Officer") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.


Further, there were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B. Other Information


None

--------------------------------------------------------------------------------


                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2006.


Name                                  Age    Title
-------------------------------       ---   ----------------------------------
Iurie Bordian                         45    Chairman of the Board, Chief
                                            Executive Officer and President



Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.



Iurie Bordian, President and CEO and Sole Director since October 2006. CEO of Cabavarum SRL. From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as CEO and Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO of MA-VEST SRL, Moldova. From 1994-1998 he was Chief Legal Council of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was legal counselor the City Council in the District of Soroca From 1988-1990 he worked as investigator (Economic and Financial offences) for the Ministry of Internal Affairs of the Republic of Moldova. From 1985-1990 he served as Chief Investigator at the Public Prosecutor's Office of the Republic of Moldova. From 1983 to 1985 he worked as Legal Counselor at the Soroca District Trade Association. Mr. Bordian's education includes the State University of Moldova and the University of Cluj-Napoca, Romania. He has a degree in Financial Law. He is fluent in Romanian, Russian, and French and has working knowledge of English.
Address: 21,Viilor 9/4 str. Soroca, Republic of Moldova, MD-2000

No director is related to any other director or officer of the Company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

--------------------------------------------------------------------------------


Board of Directors and Committees


Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Our current director is elected at our annual meeting of stockholders held on October, 14, 2006. Mr. Bordian was appointed to our Board of Directors in October, 2006. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Our Board of Directors does not currently have an independent audit committee, which is planned to be formed in 2007 together with the planned expansion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance


Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file.

Code of Ethics


We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.


ITEM 10. EXECUTIVE COMPENSATION


Summary Compensation Table


The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2006, 2005 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.


                           SUMMARY COMPENSATION TABLE

       Name and         Year     Salary   Bonus    Stock     Option        Non-Equity           Change in        All Other     Total
       Principal                  ($)      ($)     Awards    Awards        Incentive             Pension        Compensation    ($)
       Position                                     ($)       ($)       Plan Compensation       Value and
                                                                              ($)             Nonqualified
                                                                                                Deferred
                                                                                              Compensation
                                                                                                Earnings
                                                                                                   ($)

------------------------------------------------------------------------------------------------------------------------------------
     Iurie Bordian        2006
       President,
Chief Executive Officer
       and Chief
   Financial Officer
           (1)                     -0-     -0-      -0-       -0-              -0-                 -0-              -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
                           2005    -0-     -0-      -0-       -0-               0                  -0-              -0-         -0-
                                ----------------------------------------------------------------------------------------------------

(1)  Mr. Bordian became Chief Executive Officer on October 16, 2006.

(2) Compensation is paid in Moldovan lei, the official currency of Moldova, and the amount set forth in this table is the equivalent in U.S. dollars.

--------------------------------------------------------------------------------

Stock Options Granted and Exercised in The Year Ended December 31, 2006


No stock option grants were made to Iuri Bordian in the fiscal year ended December 31 2006.

DIRECTOR COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
Name           Fees        Stock      Option      Non-Equity          Nonqualified          All Other           Total
               Earned or   Awards     Awards      Incentive           Deferred              Compensation
               Paid in                            Plan                Compensation
               Cash                               Compensation        Earnings
----------------------------------------------------------------------------------------------------------------------
Iurie
Bordian           -0-         -0-        -0-             -0-                 -0-                 -0-            -0-
----------------------------------------------------------------------------------------------------------------------

Director Compensation


Currently, our director does not receive compensation for serving on our board of directors.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006

----------------------------------------------------------------------------------------------------------------------
               Option                                                       Stock
               Awards                                                       Awards
----------------------------------------------------------------------------------------------------------------------
Name and       Number of    Number of     Number of   Option     Option     Number    Market     Number     Market
Principal      Securities   Securities    Securities  Exercise   Expiration of        Value of   of         Value or
Position       Underlying   Underlying    Underlying  Price      Date       Shares    Shares     Unearned   Payout
               Unexercised  Unexercised   Unexercised                       or        or Units   Shares     Value of
               Options (#)  Options  (#)  Unearned                          Units     of Stock   or Other   Unearned
               Exercisable  Unexercisable Options (#)                       of        That       Rights     Shares,
                                                                            Stock     Have Not   That       Units or
                                                                            That      Vested     Have Not   Other
                                                                            Have                 Vested     Rights
                                                                            Not                             That
                                                                            Vested                          Have Not
                                                                                                            Vested
----------------------------------------------------------------------------------------------------------------------
Iurie Bordian  -0-          -0-           -0-         -0-        -0-        -0-       -0-        -0-        -0-
President,
Chief
Executive
Officer and
Chief
Financial
Officer
----------------------------------------------------------------------------------------------------------------------

Employment Agreements


Neither the Company nor any of our subsidiaries, have entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.


Employee Benefit Plans


We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS


The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006 by the following individuals or groups:

     o each person or entity who we know beneficially owns more than 10.0% in the aggregate;

     o     each of our named executive officers;

     o     each of our directors; and

     o     all directors and named executive officers as a group.

--------------------------------------------------------------------------------


Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Emerging Media Holdings, Inc. 1809 E. Broadway St, Suite 175, Oviedo, FL 32765.


The percentage of beneficial ownership in the following table is based upon 15,053,000 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

                                                                             Number of Shares             Approximate Percentage
Name of Beneficial Owner                                                     Beneficially Owned           of Class Outstanding
--------------------------------------------------------------------        ------------------           ----------------------
Chiril Luchinsky                                                              5,051,000                                 33.6%
Iurie Bordian                                                                   100,000                                  0.6%
All officers and directos as a group                                          5,151,000                                 34.2%

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.


 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None


                                     PART IV
                                     -------


 ITEM 13. EXHIBITS


      Exhibits


Exhibit   Description of Exhibit
-------   ----------------------------------------------------------------------

3.1       Articles of Incorporation of the Company (*)
3.2       By-Laws of the Company (*)
3.3       Form of Common Stock Certificate of the Company (*)
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350

          (*) Previously filed on Form 10-SB, as amended, on January 23, 2007; file No. 000-52408 and incorporated herein by reference.

--------------------------------------------------------------------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees accrued for audit services and other services provided by Goodman Weiss & Co during the fiscal years 2006 and 2005.


                                                   2006                2005
                                                   ----                ----
Audit Fees                                      $40,379              $ -0-
Audit-related Fees                                  -0-                -0-
Tax Fees                                            -0-                -0-
All other Fees                                      -0-                -0-
                                                   ----                ----
Total Fees                                      $40,379                -0-


Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2006.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2006, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2006.

Audit Services. Audit services include the annual financial statement audit and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC's rules on auditor independence.

--------------------------------------------------------------------------------



All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories.



                                EMERGING MEDIA HOLDINGS, INC

Date: March 29, 2007            By:  /s/ Iurie Bordian
                                    -------------------------------------
                                    Iurie Bordian, Chairman, Chief Executive
                                    Officer and President (Principal Executive
                                    Officer, Accounting and Financial Officer)

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
Consolidated Financial Statements

   Report of Independent Registered Pubic Accounting Firm                                F-1

   Consolidated Balance Sheet as of December 31, 2006                                    F-2

   Consolidated Statements of Operations for the years ended December 31, 2006
     and 2005                                                                            F-3

   Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2006 and 2005                                                         F-4

   Consolidated Statements of Cash Flows for the years ended December 31, 2006
      and 2005                                                                           F-5-

   Notes to the Consolidated Financial Statements.                                       F-7 -F- 17


--------------------------------------------------------------------------------
Two Industrial Way West, Eatontown, NJ 07724 (732) 544-8111 Fax (732) 544-8788 E-Mail: tax@wgpc.net


                                                         Wiener, Goodman
                                                         & Company, P.C.
                                                         ===============
                                                  Certified Public Accountants
                                                           & Consultants

                                                           Joel Wiener, CPA
                                                        Gerald Goodman, CPA
Memberships
    SEC Practice Section of AICPA
    PCPS of AICPA
    American Institute of CPA
    New Jersey Society of CPA

Board of Directors
Emerging Media Holdings Inc.
Chisinau, Moldova


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Emerging Media Holdings Inc. and Subsidiaries at December 31, 2006, and the related consolidated statements of operations, stockholder's equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerging Media Holdings Inc. and Subsidiaries at December 31, 2006, and the related statements of operations, stockholder's equity, and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wiener, Goodman & Company, P.C.
Eatontown, NJ
March 23, 2007

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                                    December 31,
                                                                        2006
                                                                        ----

CURRENT ASSETS:
    Cash                                                             $  201,763
    Marketable securities                                               328,517
    Accounts receivable - net of allowance                              282,529
    Inventories                                                           7,336
    Deferred income taxes                                                 5,083
    Employee receivables and other current assets                       152,186
                                                                        -------

       Total Current Assets                                             977,414

Property, plant and equipment, net                                      253,736
                                                                        -------

TOTAL ASSETS                                                         $1,231,150
                                                                     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $  166,022
   Accrued expenses                                                      44,417
   Dividend payable                                                     527,633
                                                                        -------

       Total Current Liabilities                                        738,072
                                                                        -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 100,000,0000 shares
       authorized; 15,053,000 shares issued and outstanding
       at December 31, 2006                                              15,053
   Additional paid-in-capital                                            28,253
   Retained earnings                                                    441,874
   Accumulated other comprehensive income                                 7,898
                                                                          -----

      Total Stockholders' Equity                                        493,078
                                                                        -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $1,231,150
                                                                     ==========

                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Years Ended
                                                               December 31,
                                                          2006              2005
                                                          ----              ----

Sales                                             $    594,719     $  2,937,588
                                                  ------------     ------------

Costs and expenses:
  Cost of sales                                        362,761        1,400,293
  Selling and marketing expenses                        11,539           89,900
  General and administrative expenses                  178,040          148,119
  Other operating expenses                              28,410            5,538
                                                        ------            -----
                                                       580,750        1,643,850
                                                       -------        ---------

  Income from operations                                13,969        1,293,738

Other income (expense):
  Net gain (loss) on sale of fixed assets                6,414         (334,123)
  Other income                                          25,306               29
  Interest expense                                           -           (6,658)
                                                        ------           ------
     Total other income (expense)                       31,720         (340,752)
                                                        ------         --------

Earnings before provision for income taxes              45,689          952,986

Income tax provision                                    24,698          221,230
                                                       -------         --------

Net earnings                                      $     20,991     $    731,756
                                                  ============     ============

Earnings per common share -
   basic and diluted                              $       0.00     $       0.05
                                                  ============     ============

Weighted average number of common
  shares outstanding - basic and diluted            15,053,000       15,053,000
                                                    ==========       ==========

                 See notes to consolidated financial statements

                                              EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                                       Accumulated
                                                            Common Stock                                                  Other
                                                            ------------
                                           Comprehensive      Number of                 Additional Paid    Retained   Comprehensive
                              Total            Income          Shares         Amount       In Capital      Earnings   Income (Loss)
                              -----            ------          ------         ------       ----------      --------   -------------
Balance, January 1, 2005    $    676,997                     15,053,000   $     15,053   $     28,253   $    660,655   $    (26,964)

Net earnings, 2005               731,756    $    731,756                             -                       731,756              -

Currency translation              31,207          31,207                             -                             -         31,207
                                            ------------
    Comprehensive income                    $    762,963
                                            ============
                            ------------                   -------------------------------------------------------------------------
Balance, December 31, 2005     1,439,960                     15,053,000         15,053         28,253      1,392,411          4,243

Net income, year ended
  December 31, 2006               20,991    $     20,991                                                      20,991

Currency translation               3,655           3,655                                                                      3,655

Dividend                        (971,528)                                                                   (971,528)
                                           -------------
     Comprehensive income                   $     24,646
                                           =============
                            ------------                   -------------------------------------------------------------------------
Balance, December 31, 2006  $    493,078                     15,053,000   $     15,053   $     28,253   $    441,874   $      7,898
                            ============                   =========================================================================

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                              For the Years Ended
                                                                  December 31,
                                                              2006            2005
                                                              ----            ----
Cash flows from operating activities:
Net income                                                  $  20,991    $ 731,756
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                              71,075      128,934
    (Gain) loss on disposition of fixed assets, net            (6,414)     334,123
     Deferred income taxes                                      6,760          670
Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables                  (29,512)     339,785
     Decrease in inventories                                   41,465       29,929
    (Increase) decrease in employee receivables and other
        current assets                                         30,313     (148,843)
     Decrease in accounts payable,
       accrued liabilities and income taxes payable           (30,218)    (617,671)
                                                              -------     --------

   Net Cash Provided by Operating
      Activities                                              104,460      798,683
                                                              -------      -------

Cash flows from investing activities:
    Purchase of property, plant and equipment                 (87,700)    (263,057)
    Proceeds from sale of fixed assets                         19,216       99,957
    Loans to employees                                        (84,973)           -
    Repayment of loans by employees                           212,719            -
    Payments made on investment                                     -     (352,397)
                                                              -------     --------

   Net Cash Provided by (Used In) Investing Activities         59,262     (515,497)
                                                               ------     --------

Cash flows from financing activities:
   Payments on notes payable                                        -     (270,000)
   Dividends paid                                            (443,895)           -
                                                             --------      --------

   Net Cash Used In Financing Activities                     (443,895)    (270,000)
                                                             --------     --------

Effect of exchange rate changes on cash                         2,225       31,207
                                                                -----       ------

Net Increase (decrease) in cash                              (277,948)      44,393

Cash - Beginning of year                                      479,711      449,160
                                                              -------      -------

Cash - End of year                                          $ 201,763    $ 493,553
                                                            =========    =========

                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Years Ended
                                                           December 31,
                                                       2006           2005
                                                       ----           ----

Supplemental disclosure cash flow information:

Cash paid for interest                           $      -          $115,600
                                                 ========          ========

Cash paid for income taxes                       $ 86,153          $231,379
                                                 ========          ========

                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Emerging Media Holdings, Inc. ("EMH" or the "Company") was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Cabavarum S.R.L. ("Cabavarum") and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales. The Company also derives revenues from the sale of concrete mixes. This segment is currently in its initial stages. Revenue and net earnings from this segment represent less then 1% of total revenues and net earnings for the years ended December 31, 2006 and 2005. The segment is considered immaterial to the consolidated statements and accordingly, no segment information is provided.

Basis of Presentation
---------------------

In July 2006, EMH entered into a share exchange agreement with Cabavarum S.R.L. ("Cabavarum"), a Moldavia company, with primary activities in radio and television broadcasting. In connection with the share exchange, the Company acquired the assets and assumed the liabilities of Cabavarum. For accounting purposes, the share exchange has been treated as a recapitalization of Cabavarum.

As provided for in the share exchange agreement, the stockholders of Cabavarum received 5,251,000 shares of newly issued EMH common stock in exchange for the outstanding shares of Cabavarum they held, which was accounted for as a recapitalization. The financial statements prior to July 2006, are those of Cabavarum and reflect the asset and liabilities of Cabavarum and AMG at historical carrying amounts. In addition, certain shareholders of EMH transferred 6,726,400 shares to associates of Cabavarum. The associates provided consulting services to the shareholders of Cabavarum in connection with the merger with EMH, marketing activities, relations within the Russian media market, computer programming and acquisitions.

Immediately following the share exchange, EMH had a total of 15,053,000 common shares issued and outstanding, of which the shareholders and associates of Cabavarum controlled 80% of the outstanding common stock.

The financial statements of EMH have been revised to retroactively reflect the share exchange.

In addition, the resignation of the former officer and directors of EMH took effect upon the close of the share acquisition exchange. The Cabavarum Board of Directors became the Board of Directors of EMH and Chiril Luchinsky became president and Chief Executive Officer.


Significant Accounting Policies
-------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Economic and Political Risks
----------------------------

The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Moldova. The financial statements have been prepared assuming the Company will continue as a going concern. 100% of the consolidated assets are located in Moldova and 100% of the consolidated revenue is earned in Moldova.

Cash Equivalents
----------------

Cash equivalents include short-term investments in commercial paper with an original maturity of three months or less when purchased. At December 31, 2006, the Company had no cash equivalents.

Marketable Securities
---------------------

The Company classifies its equity securities as "available for sale", and accordingly, reflects gains and losses, net of deferred taxes, as other comprehensive income.

The fair values of marketable securities are based on quoted market prices. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Inventories
-----------

Inventories are stated at the lower of cost or market on average cost basis, and includes finished goods and raw materials. Finished goods include costs of raw materials, packaging, labor used in production, and warehousing on facilities and equipment.

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at December 31, 2006 amounted to $51,290.

Depreciation
------------

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The lives applied are as follows:

Office equipment                             3-5 Years
Vehicles                                       7 Years
Manufacturing equipment                     5-10 Years

Foreign Currency Translation
----------------------------

Conversion of currency from a Republic of Moldova lei ("MDL$") into a United States dollar ("US$") has been made at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are converted into US$ at the applicable rate of exchange at the balance sheet date.

Conversion of currency from MDL$ into US$ has been made at the rate of exchange on December 31, 2006 and December 31, 2005: at US$1.00: MDL 12.91: and US$1.00:
MDL$12.83. Income and expense items were converted at the average rates for the years then ended.

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with the guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements",

Revenue from advertisement sales is recognized on a contract basis and is earned over the life of the contract as the services for advertising are performed.

Revenue from the concrete mixes segment is recognized when title passes to the customer upon delivery of the product to a third party shipper.

The Company provides allowances for expected doubtful accounts based upon historical bad debt experience and periodic evaluations of specific customer accounts.

Evaluation of Long-lived Assets
-------------------------------

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the carrying value of the long-lived assets exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Income Taxes
------------

Taxes are calculated in accordance with taxation principles currently effective in the Republic of Moldova and the Untied States of America.

The Company accounts for income taxes using the asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and accrued expenses.

The Company's cash and cash equivalents are concentrated primarily in four banks in Moldova. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company's financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Receivables are reviewed daily and credit is given after the review of the Company's credit policies. Exposure to losses on receivables is principally dependent on each customer's financial condition.

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. For the years ended December 31, 2006 and 2005, there were no potential common shares outstanding.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts to conform to the current year's presentation.

New Financial Accounting Standards
----------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans", an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize their defined benefit plans' overfunded or underfunded status in their balance sheets, requires employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company's consolidated balance sheet and consolidated statement of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB No. 108 in the fourth quarter of 2006 and adoption of SAB No. 108 did not impact our consolidated financial results.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed roll forward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the consolidated financial statements.

----------------------------------------------


In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company accounted for stock-based compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) did not have a material effect on the Company's consolidated balance sheet as at December 31, 2006 or the consolidated statement of cash flows for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

2. MARKETABLE SECURITIES

At December 31, 2006, marketable securities have a cost and estimated fair value of $328,517. The securities mature during 2007. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in Moldova, thus the face value of the investments equals the market value at all times.

3. INVENTORIES

 Inventories are summarized as follows:

                                                 December 31,
                                                    2006
                                                    ----

                   Raw Materials                 $     2,747
                   Small Tools                         3,229
                   Purchased good and other            1,360
                                                       -----
                                                 $     7,336
                                                 ===========


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2006:

                                                           December 31,
                                                              2006
                                                              ----

                   Land                                    $     6,803
                   Machinery and equipment                     617,659
                   Construction in progress and other           54,330
                                                                ------
                                                               678,792
                     Less accumulated depreciation            (425,056)
                                                              --------
                                                           $   253,736
                                                           ===========


Depreciation expense for the years ended December 31, 2006 and 2005 totalled $71,075 and $128,934, respectively.

5. NOTES PAYABLE

The Company was advanced funds from a foreign company in 2000. The loan in the amount of $270,000 was repaid in March 2005. The loan bore interest at 10% per annum. The Company recorded interest of $6,658 for the year ended December 31, 2005.

6. SALE OF BUILDING

In 2005, the Company sold a building that was no longer in use. For the year ended December 31, 2005, the Company incurred a loss from the sale of the land and building of approximately $334,000.

7. INCOME TAXES

The nominal statutory corporate rate in the Republic of Moldova is 15% for 2006 and 18% for 2005. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for machinery and equipment and net operating loss carryforward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The provision for income taxes consists of the following:

                                           Years Ended
                                           December 31,
                                        2006         2005
                                        ----         ----

Current:
Federal                            $       -    $       -
Foreign                               17,938      249,485
State                                      -            -
                                   ----------   ---------
                                      17,938      249,485

Deferred:
Federal and State                          -            -
Foreign                                6,760      (28,255)
                                   ---------    ---------
                                   $  24,698    $ 221,230
                                   =========    =========

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                                        Years Ended
                                                       December 31,
                                                   2006            2005
                                                   ----            ----

                Tax provision computed
                at the federal statutory
                rate of 34%                     $ 15,534        $ 324,015

                Increase (decrease) in
                 taxes resulting from:
                  Different tax rates and         (8,368)        (102,785)
                  permanent differences
                  applicable to foreign
                  operations

                Unused net operating
                 losses                         $ 17,532                -
                                                --------        --------
                                                $ 24,698        $ 221,230
                                                =======        =========




Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                             2006
                                                   Temporary       Tax
                                                   Difference     Effect
                                                   ----------     ------
Deferred tax assets - current
  Net operating loss carryforwards                  $ 51,922    $ 14,316
  Book depreciation in excess of tax depreciation     33,886       5,083
  Less Valuation allowance                           (51,922)    (14,316)
                                                    --------    --------
Net deferred tax assets                             $ 33,886    $  5,083
                                                    ========    ========




  Prior to 2006, a major portion of the earnings were distributed to the Company's shareholders as dividends. See Note 8. It is management's current intentions to permanently reinvest the majority of the earnings of its foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated in 2006. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $73,000 at December 31, 2006. Such unrepatriated earnings are deemed by management to be permanently reinvested. Estimated income taxes related to unrepatriated foreign earnings are $25,000 under the current tax law.

  The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations. Significant judgement is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management's assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

  The Company has a U.S. net operating loss carryforward of approximately $34,000 and a foreign net operating loss carryforward of approximately $18,000. The net operating loss carryforward expires during 2024.


8. STOCKHOLDERS' EQUITY

a) The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of December 31, 2006 and 2005 there were 15,053,000 common shares outstanding.

b) In March, 2006, the Board of Directors of the Company's AMG subsidiary authorized a dividend of $971,528, of which $443,895 was paid and the balance due of $527,633 is included on the Company's balance sheet at December 31, 2006.

9. COMMITMENTS AND CONTINGENCIES

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).

Future minimum lease payments for operating leases are approximately as follows:

                       Year Ending
                          2007       $ 22,600
                                     ========

The Company's facilities are leased on an annual basis. The lease has been renewed annually since 1999 and the Company believes future lease renewals will be completed as in prior years.

Rent expense was $15,298 and $15,675 for the years ended December 31, 2006 and 2005, respectively.