Form 10QSB
period 2007-03-31
EMERGING MEDIA HOLDINGS INC
filed 2007-05-15
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2007
                               -------------------------------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______________________  to _______________________

Commission File Number:  0-52408
                       ---------------------------------------------------------

                          EMERGING MEDIA HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    13-1026995
--------------------------------------------------------------------------------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

   1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA                32765
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (407) 620-1063
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

At March 1, 2007, there were 15,053,000 shares of Common Stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one):   Yes [ ] No [X]

PART I

          Item 1.   Financial Statements                                                     3

                    Consolidated Balance Sheet as of March 31, 2007 (unaudited)              4

                    Consolidated Statements of Operations for the Three Months
                    Ended March 31, 2007 and 2006 (Unaudited)                                5

                    Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2007 and 2006 (Unaudited)                              6 - 7

                    Notes to Unaudited Consolidated Financial Statements                   8 - 15

          Item 2.   Management's Discussion and Analysis or Plan of Operation             16 - 22

          Item 4.   Controls and Procedures                                                 22

PART II             OTHER INFORMATION                                                       22

          Item 6.   Exhibits                                                                23

          Signatures                                                                        24

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ending December 31, 2006.

     The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      March 31,
                                                                        2007
                                                                        ----
                                                                    (Unaudited)

CURRENT ASSETS:
  Cash                                                              $  269,956
  Marketable securities                                                250,000
  Accounts receivable - net of allowance                               286,142
  Inventories                                                           12,284
  Deferred income taxes                                                  5,239
  Employee receivables and other current assets                        178,876
                                                                    ----------

     Total Current Assets                                            1,002,497

Property, plant and equipment, net                                     244,640
                                                                    ----------

TOTAL ASSETS                                                        $1,247,137
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  211,102
  Accrued expenses                                                      46,239
  Dividend payable                                                     462,187
                                                                    ----------

     Total Current Liabilities                                         719,528
                                                                    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,0000 shares
    authorized; 15,053,000 shares issued and outstanding at
    March 31, 2007                                                      15,053
  Additional paid-in-capital                                            28,253
  Retained earnings                                                    464,126
  Accumulated other comprehensive income (loss)                         20,177
                                                                    ----------

     Total Stockholders' Equity                                        527,609
                                                                    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $1,247,137
                                                                    ==========


            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months Ended
                                                               March 31,
                                                          2007           2006
                                                          ----           ----

Sales                                               $    205,789   $     23,246
                                                    ------------   ------------

Costs and expenses:
  Cost of sales                                          107,720         64,377
  Selling and marketing expenses                          21,345          1,292
  General and administrative expenses                     40,957         25,311
  Other operating expenses                                26,064          5,112
                                                    ------------   ------------
                                                         196,086         96,092
                                                    ------------   ------------

  Income (loss) from operations                            9,703        (72,846)

Other income (expense):
  Net gain on sale of fixed assets                             -          1,336
  Other income                                            12,549         17,517
                                                    ------------   ------------
     Total other income (expense)                         12,549         18,853
                                                    ------------   ------------

Earnings (loss) before provision for income taxes         22,252        (53,993)

Income tax provision                                           -              -
                                                    ------------   ------------

Net earnings (loss)                                 $     22,252   $    (53,993)
                                                    ============   ============


Earnings (loss) per common share -
  basic and diluted                                 $          -   $          -
                                                    ============   ============

Weighted average number of common
  shares outstanding - basic and diluted              15,053,000     15,053,000
                                                    ============   ============


            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                         March 31,
                                                                    2007          2006
                                                                    ----          ----
Cash flows from operating activities:
Net earnings (loss)                                              $  22,252    $ (53,993)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
     Depreciation                                                   19,002       25,136
     Gain on disposition of fixed assets                                 -       (1,336)
Changes in operating assets and liabilities:
     (Increase) decrease in trade receivables                       (3,613)      87,410
     (Increase) decrease in inventories                             (4,948)       5,140
     Increase (decrease) in employee receivables and other
      current assets                                               (26,690)      50,258
     Decrease in accounts payable,
       accrued liabilities and income taxes payable                 46,902      (60,513)
                                                                 ---------    ---------

    Net Cash Provided by Operating
       Activities                                                   52,905       52,102
                                                                 ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                         (1,636)      (2,000)
  Proceeds from sale of marketable securities                       78,757            -
                                                                 ---------    ---------

  Net Cash Provided by (Used In) Investing Activities               77,121       (2,000)
                                                                 ---------    ---------

Cash flows from financing activities:
  Dividends paid                                                   (65,446)    (232,048)
                                                                 ---------    ---------

Effect of exchange rate changes on cash                              3,613        4,073
                                                                 ---------    ---------

Net Increase (decrease) in cash                                     68,193     (177,873)

Cash - Beginning of period                                         201,763      493,553
                                                                 ---------    ---------

Cash - End of period                                             $ 269,956    $ 315,680
                                                                 =========    =========


            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      For the Three Months Ended
                                                              March 31,
                                                        2007             2006
                                                        ----             ----

Supplemental disclosure cash flow information:

Cash paid for interest                                $     -           $     -
                                                      =======           =======

Cash paid for income taxes                            $    20           $86,554
                                                      =======           =======



            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made.


Organization
------------

EMH was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales. The Company also derives revenues from the sale of concrete mixes. This segment is currently in its initial stages. Revenue and net earnings from this segment represent less than 1% of total revenues and net earnings for the years ended December 31, 2006 and 2005. The segment is considered immaterial to the consolidated statements and accordingly, no segment information is provided.


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

As provided for in the share exchange agreement, the stockholders of Cabavarum received 5,251,000 shares of newly issued EMH common stock in exchange for the outstanding shares of Cabavarum they held, which was accounted for as a recapitalization. The financial statements prior to July 2006, are those of Cabavarum and reflect the assets and liabilities of Cabavarum and AMG at historical carrying amounts. In addition, certain shareholders of EMH transferred 6,726,400 shares to associates of Cabavarum. The associates provided consulting services to the shareholders of Cabavarum in connection with the merger with EMH, marketing activities, relations within the Russian media market, computer programming and acquisitions.

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

Cash Equivalents
----------------

Cash equivalents include short-term investments in commercial paper with an original maturity of three months or less when purchased. At March 31, 2007, the Company had no cash equivalents.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at March 31, 2007 amounted to $ 80,856.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The lives applied are as follows:

Office equipment                  3-5 Years
Vehicles                            7 Years
Manufacturing equipment          5-10 Years

Foreign Currency Translation
----------------------------

The functional currency for foreign operations is the Moldova lei ("MDL$"). Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date and income, expense and cash flow items are translated at the average exchange rate for the applicable period. Translation adjustments are recorded in Cumulative Other Comprehensive Income (Loss).

Conversion of currency from MDL$ into US$ has been made at the rate of exchange on March 31, 2007 and March 31, 2006: at US$1.00: MDL 13,0147 and US$1.00:
MDL$12,5214.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2007 and 2006, there were no potential common shares outstanding.

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

2. MARKETABLE SECURITIES

At March 31, 2007, marketable securities have a cost and estimated fair value of $250,000. The securities mature during 2007. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in Moldova, thus the face value of the investments equals the market value at all times.

3. INVENTORIES

 Inventories are summarized as follows:

                                                       March 31,
                                                         2007
                                                         ----

          Raw materials                                $ 5,459
          Small tools                                    4,229
          Purchased goods and other                      2,596
                                                       -------
                                                       $12,284
                                                       =======


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2007:

                                                       March 31,
                                                         2007
                                                         ----

          Land                                         $   7,012
          Machinery and equipment                        638,713
          Construction in progress and other              55,994
                                                       ---------
                                                         701,719
            Less accumulated depreciation               (457,079)
                                                       ---------
                                                       $ 244,640
                                                       =========


Depreciation expense for the three months ended March 31, 2007 and 2006 totalled $19,002 and $ 34,133, respectively.

5.   STOCKHOLDERS' EQUITY

a) The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of March 31, 2007 there were 15,053,000 common shares outstanding.

b) In March, 2006, the Board of Directors of the Company's AMG subsidiary authorized a dividend of $971,528 for the 2005 fiscal year, of which $ 509,341 was paid and the balance due of $ 462,187 is included on the Company's balance sheet at March 31, 2007.


6.   INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

In March 2007, a change in Moldova law was enacted eliminating income taxes for corporations in Moldova. Therefore, there is no income tax provision for the three months ended March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales. The Company also derives revenues from the sale of concrete mixes. This segment is currently in its initial stages. Revenue and net earnings from this segment represent less then 1% of total revenues and net earnings for the three months ended March 31, 2007 and 2006. The segment is immaterial to the consolidated statements and no segment information is provided.


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

As provided for in the share exchange agreement, the stockholders of Cabavarum received 5,251,000 shares of newly issued EMH common stock in exchange for the outstanding shares of Cabavarum they held, which was accounted for as a recapitalization. The financial statements prior to July 2006, are those of Cabavarum and reflect the assets and liabilities of Cabavarum and AMG at historical carrying amounts. In addition, certain shareholders of EMH transferred 6,726,400 shares to associates of Cabavarum. The associates provided consulting services to the shareholders of Cabavarum in connection with the merger with EMH, marketing activities, relations within the Russian media market, computer programming and acquisitions.

Immediately following the share exchange, EMH had a total of 15,053,000 common shares issued and outstanding, of which the shareholders and associates of Cabavarum controlled 80% of the outstanding common stock.

The financial statements of EMH have been revised to retroactively reflect the share exchange.

In addition, the resignation of the former officer and directors of EMH took effect upon the close of the share acquisition exchange. The Cabavarum Board of Directors became the Board of Directors of EMH and its nominee was elected President and Chief Executive Officer.

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

Concentration of Credit Risk

Foreign currency accounting
---------------------------

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

Results of Operations

The year 2006 is the initial period of formation of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful effort, according to AGB data Analysis, TV7 channel moved to to second place in the Capital of Moldova, Chisinau. This year, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least 20% of the commercial quota in Moldova.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006.

     REVENUES. In March 2006, AMG started a new TV project based on the contract executed with NTV (Russian Television Company) and NTV World. As a result of the launch of a new TV project, and elimination of the previous business, the revenues for the period ended March 31, 2007, increased by $ 180,443 to $205,789 as compared to $23,246 during the same period of 2006. The increase in revenues was a result of additional advertising revenues.

     COST OF SALES. Cost of sales increased by $43,343 or 67.3% to $107,720 for the period ending March 31, 2007, from $64,377 for the period ended March 31, 2006. This increase was primarily due to increased sales as a result of the new business of the Company.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $35,699 or 134.19% to $62,392 for the period ending March 31, 2007 from $26,603 for the period ended March 31, 2006. This increase was primarily due to partial elimination of selling expenses in 2006 as the Company coped with lower sales due to new business.

     INCOME FROM OPERATIONS. As a result of elimination of the previous business and the launch of the new project, income after certain expenses and before other items, interest expense and taxes increased to $9,703 for the period ended March 31, 2007 from loss of $72,846 for the period ended March 31, 2006.

     OTHER ITEMS. Net gain from sale of fixed assets were $1,336 for the period ended March 31, 2006 as compared to $0 for the period ended March 31, 2007. Other income decreased by $4,968 or 28.36% comparing to $12,549 for the period ended March 31, 2007 to $17,517 for the period ended March 31, 2006.

     INCOME TAXES. No income taxes were provided in 2007 as the Moldovan government eliminated corporation income taxes as of January 1, 2007.

     NET INCOME. Net income increased by to $22,252 for the period ended March 31, 2007 from a loss of $53,993 for the period ended March 31, 2006. This increase was due to a growth in sales.

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

A portion of the existing long-term and short-term investments will be used to fund operations over the next twelve months. The balance of any excess cash balances will be reinvested on a short-term basis. The market value of long-term investments did not change as the investments were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in the Republic of Moldova, thus the face value of the investments must match the market value at all times.

The Company will need to purchase services for broadcasting content and leasing broadcasting coverage through uplink in order to produce "high qualified broadcasting". In order to assure that the programming is distributed to as many households as possible, the Company will need to employ uplink services. The use of the uplink services would allow the Company to transfer its digital signal through satellite, which in return will allow the Company to transfer its broadcasting content to all of the cable networks in the country and thus increase its market share. These services are traditionally provided by technological telecommunication companies, whose services the Company intends to use. The leasing rate for the transfer of the digital signal through the satellite is estimated at $14,000 - 15,000 USD per month. The uplink services will allow the Company:

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


     During first three months of 2007, we have funded capital requirements through operations. As of March 31, 2007, we had a cash balance of $269,956. This compares with a cash balance of $201,763 as at December 31, 2006. We expect cash flow from operations to fund the Company's operating activities for the next nine months of 2007. In order for the Company to expand its present activities, it will need additional capital.

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


ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the "Certifying Officer") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company's internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




Part II Other Information

 ITEM 6.   EXHIBITS

  Exhibits



          Exhibit   Description of Exhibit
          -------   ----------------------
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



                                       EMERGING MEDIA HOLDINGS, INC

Date: May 15, 2007                     By:   /s/ Iuri Bordian
                                             -----------------------------------
                                             Iuri Bordian, Chairman, Chief
                                             Executive Officer and President
                                             (Principal Executive and Chief
                                             Financial Officer)