Form 10QSB
period 2007-06-30
EMERGING MEDIA HOLDINGS INC
filed 2007-08-10
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007
                               -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________  to  ____________

Commission File Number:  0-52408
                        --------------------------------------------------------

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ]  No [X]

At August 1, 2007, there were 15,053,000 shares of Common Stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          Emerging Media Holdings Inc.

                                     Index

                                                                                     Page
Part I           FINANCIAL INFORMATION

        Item 1.  Financial Statements                                                  1

                 Consolidated Balance Sheet as of June 30, 2007
                 (unaudited)                                                           2

                 Consolidated Statements of Operations for the Six and
                 Three Months Ended June 30, 2007 and June 30, 2006 (Unaudited)        3

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2007 and 2006 (Unaudited)                          4 - 5

                 Notes to Unaudited Consolidated Financial Statements             6 - 13

        Item 2.  Management's Discussion and Analysis or Plan of Operation       14 - 20

        Item 3.  Controls and Procedures                                              20

PART II          OTHER INFORMATION


        Item 6.  Exhibits                                                             22

        Signatures                                                                    23

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

     The results of operations for the six and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                 EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      June 30,
                                                                        2007
                                                                        ----
                                                                     (Unaudited)

CURRENT ASSETS:
  Cash                                                               $  305,741
  Marketable securities                                                 250,000
  Accounts receivable - net of allowance                                234,146
  Inventories                                                            16,318
  Deferred income taxes                                                   5,346
  Employee receivables and other current assets                         274,346
                                                                     ----------

   Total Current Assets                                               1,085,897

Property, plant and equipment, net                                      250,726
                                                                     ----------

TOTAL ASSETS                                                         $1,336,623
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  183,735
  Accrued expenses                                                       43,185
  Loans payable related parties                                          39,551
  Dividend payable                                                      402,157
                                                                     ----------

   Total Current Liabilities                                            668,628
                                                                     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,0000 shares
   authorized; 15,053,000 shares issued and outstanding at
   June 30, 2007                                                         15,053
  Additional paid-in-capital                                             28,253
  Retained earnings                                                     624,396
  Accumulated other comprehensive income                                    293
                                                                     ----------

   Total Stockholders' Equity                                           667,995
                                                                     ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,336,623
                                                                     ==========


            See notes to unaudited consolidated financial statements
                                       -2-

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Six Months                For the Three Months
                                                              Ended June 30,                     Ended June 30,
                                                          2007             2006              2007              2006
                                                          ----             ----              ----              ----
Sales                                                $   526,820      $    141,690       $   321,031      $    118,444
                                                     -----------      ------------       -----------      ------------

Costs and expenses:
 Cost of sales                                           213,283           184,790           105,563           120,413
 Selling and marketing expenses                           34,008             1,794            12,663               502
 General and administrative expenses                      87,767            57,978            46,810            32,667
 Other operating expenses                                 28,898             9,563             2,834             4,451
                                                     -----------      ------------       -----------      ------------
                                                         363,956           254,125           167,870           158,033
                                                     -----------      ------------       -----------      ------------

 Income (loss) from operations                           162,864          (112,435)          153,161           (39,589)

Other income (expense):
 Net gain  on sale of fixed assets                             -             6,602                 -             5,266
 Other income                                             19,656            10,110             7,107            (7,407)
                                                     ------------------------------------------------------------------
    Total other income (expense)                          19,656            16,712             7,107            (2,141)
                                                     -----------      ------------       -----------      ------------

Earnings (loss) before provision for income taxes        182,520           (95,723)          153,161           (39,589)

Income tax provision                                           -                 -                 -                 -
                                                     -----------      ------------       -----------      ------------

Net earnings (loss)                                  $   182,520      $    (95,723)      $   153,161      $    (39,589)
                                                     ===========      ============       ===========      ============


Earnings (loss) per common share -
 basic and diluted                                   $      0.01      $      (0.01)      $      0.01      $          -
                                                     ===========      ============       ===========      ============

Weighted average number of common
 shares outstanding - basic and diluted               15,053,000        15,053,000        15,053,000        15,053,000
                                                     ===========      ============       ===========      ============

            See notes to unaudited consolidated financial statements
                                       -3-

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                          2007                  2006
                                                                          ----                  ----
Cash flows from operating activities:
Net earnings (loss)                                                   $ 182,520              $ (95,723)
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Depreciation                                                           60,738                 48,536
  Gain on disposition of fixed assets                                    57,728                 (6,602)
Deferred income taxes                                                      (263)                  (111)
Changes in operating assets and liabilities:
  (Increase) decrease in trade receivables                               48,383                  1,394
  (Increase) decrease in inventories                                     (8,982)                18,082
  Increase (decrease) in employee receivables and other
    current assets                                                     (122,160)               146,590
  Decrease (increase) in accounts payable,
    accrued liabilities and income taxes payable                        (56,032)                21,886
(Increase) decrease in refundable taxes and tax deposits                      -                 (5,691)
                                                                      --------------------------------
 Net Cash Provided by Operating
    Activities                                                          161,932                128,361
                                                                      ---------              ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                             (19,932)               (30,277)
  Proceeds from sale of fixed assets                                          -                  6,602
  Payments made on investment                                                 -                (65,245)
  Proceeds from sale of marketable securities                            78,757                      -
                                                                      ---------              ---------

 Net Cash Provided by (Used In) Investing Activities                     58,825                (88,920)
                                                                      ---------              ---------

Cash flows from financing activities:
  Dividends paid                                                       (125,476)              (313,533)
                                                                      ---------              ---------

  Net Cash Used In Financing Activities                                (125,476)              (313,533)
                                                                      ---------              ---------

Effect of exchange rate changes on cash                                   8,697                 17,893
                                                                      ---------              ---------

Net Increase (decrease) in cash                                         103,978               (256,199)

Cash - Beginning of period                                              201,763                493,553
                                                                      ---------              ---------

Cash - End of period                                                  $ 305,741              $ 237,354
                                                                      =========              =========

            See notes to unaudited consolidated financial statements
                                       -4-

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Periods Ended
                                                                  June 30,
                                                            2007           2006
                                                            ----           ----
Supplemental disclosure cash flow information:

Cash paid for interest                                    $      -      $      -
                                                          ========      ========

Cash paid for income taxes                                       -      $ 83,452
                                                          ========      ========




            See notes to unaudited consolidated financial statements
                                       -5-

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2007 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made.


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

In April 2007 "Cabavarum" changed the name of the company to "Media Alianta".


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

Cash Equivalents
----------------

Cash equivalents include short-term investments in commercial paper with an original maturity of three months or less when purchased. At June 30, 2007, the Company had no cash equivalents.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at June 30, 2007 amounted to $ 105,327.

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

Conversion of currency from MDL$ into US$ has been made at the rate of exchange on June 30, 2007 and June 30, 2006: at US$1.00: MDL 12,2706 and US$1.00: MDL
13,2914 respectively.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. For the six months ended June 30, 2007 and 2006, there were no potential common shares outstanding.

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

2.   MARKETABLE SECURITIES

At June 30, 2007, marketable securities have a cost and estimated fair value of $250,000. The securities mature during 2007. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in Moldova, thus the face value of the investments equals the market value at all times.

3.   INVENTORIES

 Inventories are summarized as follows:

                                                  June 30, 2007
                                                  -------------

                    Raw materials                      $  9,294
                    Small tools                           4,375
                    Purchased goods and other             2,649
                                                       --------
                                                       $ 16,318
                                                       ========

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2007:

                                                         2007
                                                         ----

              Land                                     $  4 696
              Machinery and equipment                   661 901
              Construction in progress and other         69 922
                                                      ---------
                                                        736 519
               Less accumulated depreciation           (485 793)
                                                      ---------
                                                      $ 250 726
                                                      =========

Depreciation expense for the six months ended June 30, 2007 and 2006 totalled $60,736 and $ 48,536, respectively.

5.   STOCKHOLDERS' EQUITY

a) The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of June 30, 2007 there were 15,053,000 common shares outstanding.

b) In March, 2006, the Board of Directors of the Company's AMG subsidiary authorized a dividend of $971,528 for 2005 fiscal year, of which $ 563,371 was paid and the balance due of $ 402,157 is included on the Company's balance sheet at June 30, 2007.


6.   INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

Accordingly to new Tax laws in the Republic of Moldova, there is no calculation for income taxes for 2007 as the Income tax rate is 0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales. The Company also derives revenues from the sale of concrete mixes. This segment is currently in its initial stages. Revenue and net earnings from this segment represent less then 1% of total revenues and net earnings for the six months ended June 30, 2007 and 2006. The segment is immaterial to the consolidated statements and no segment information is provided.


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

Six months ended June 30, 2007 compared to the six months ended June 30, 2006.

     REVENUES. In March 2006, AMG started a new TV project based on the contract executed with NTV (Russian Television Company) and NTV World. As a result of the launch of a new TV project, and elimination of the previous business, the revenues for the period ended June 30, 2007, increased by $ 385,130 or 272% to $526,820 as compared to $141,690 for first six months 2006. The increase in revenues was a result of an increase in advertising revenues.

     COST OF SALES. Cost of Sales increased by $28,493 or 15% to $213,283 for the period ending June 30, 2007, from $184,790 for the period ended June 30, 2006. This increase was primarily due to increased sales as a result of the new business of the Company.

     SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES. Selling, Administrative and Other Expenses increased by $81,518 or 117,88% to $150,673 for the period ending June 30, 2007 from $69,155 for the period ended June 30, 2006. This increase was primarily due to an increase in marketing expenses and salaries.

     INCOME FROM OPERATIONS. As a result of elimination of the previous business and the launch of the new project, income after certain expenses and before other items, interest expense and taxes increased to $162,864 for the period ended June 30, 2007 from loss of $112,435 for the period ended June 30, 2006.

     OTHER ITEMS. Other income increased by $2,944 or 17,6% comparing to $19,656 for the period ended June 30, 2007 to $16,712 for the period ended June 30, 2006.

         .

     NET INCOME. Net income increased by $278,243 to $182,520 for the period ended June 30, 2007 from loss of $95,723 for the period ended June 30, 2006. This increase was due to growth in sales.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006.

     REVENUES. The revenues for the three months ended June 30, 2007, increased by $ 202,587 or 171% to $321,031 as compared to $118,444 for three months ended June 30, 2006. The increase in revenues was a result of increased advertising revenues.

     COST OF SALES. Cost of Sales decreased by $14,850 or 14% to $105,563 for the three months ending June 30, 2007, from $120,413 for the three months ended June 30, 2006. This decrease was primarily due to minimizing of the cost of sales of the Company.

     SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES. Selling, Administrative and Other Expenses increased by $24,687 or 65.6% to $62,307 for the three months ending June 30, 2007 from $37,620 for the three months ended June 30, 2006. This increase was primarily due to an increase in marketing expenses and salaries..

     INCOME FROM OPERATIONS. As a result of elimination of the previous business and the launch of the new project, income after certain expenses and before other items, interest expense and taxes increased to $153,161 for the three months ended June 30, 2007 from loss of $39,589 for the three months ended June 30, 2006.

     OTHER ITEMS. Other income increased by $9,248 comparing other income of $7,107 for the three months ended June 30, 2007 to $(2,141) for the months ended June 30, 2006.
     .

     NET INCOME. Net income increased by $201,998 to $160,268 for the three months ended June 30, 2007 from loss of $41,730 for the period ended June 30, 2006. This increase was due to growth sales.

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


     During the first six months of 2007, we have been funding capital requirements through operations. We expect cash flow from operations to fund the Company's operating activities for the next six months of 2007. In order for the Company to expand its present activities, it will need additional capital.

     Net cash used by operating activities increased by $33,571 to $161,932 during the six months ending June 30, 2007 from net cash used by operating activities of $128,361 during the six months ending June 30, 2006. This increase in cash used by operations resulted from a decrease of trade receivables.

     Cash flow provided by investing activities during the six months ended June 30, 2007 increased by $147,745 to $ 58,825 from $(88,920) used in the six months ended June 30, 2006. This increase in cash flow provided by investing activities was primarily due to proceeds from sale of marketable securities of $78,757 during the six months ended June 30, 2007 as compared to $0 during the six months ended June 30, 2006.

     Cash flows provided by financing activities during the six months ended June 30, 2007 decreased by $188,057 to $(125,476) from $(313,533) during the six months ending June 30, 2006. We paid dividends from income earned for fiscal year ended December 31, 2005 of $125,476 during the six months ended June 30, 2007 compared to $313,533 during the six months ended June 30, 2006.

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


ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2007, the end of the period covered by this quarterly report, the Chief Executive Officer of the Company (the "Certifying Officer") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company's internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II- Other Information

ITEM 6. EXHIBITS

     Exhibits


          31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
          32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     EMERGING MEDIA HOLDINGS, INC
Date: August 10, 2007                By: /s/ Iuri Bordian
                                         ----------------------------------
                                         Iuri Bordian, Chairman, Chief Executive
                                         Officer and President (Principal
                                         Executive and Chief Financial Officer)