Form 10QSB
period 2007-09-30
EMERGING MEDIA HOLDINGS INC
filed 2007-11-13
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2007
                               -------------------------------------------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               -----------------------   ----------------------

Commission File Number:      0-52408
                           -----------------------------------------------------

                          EMERGING MEDIA HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                     13-1026995
--------------------------------------------------------------------------------
(State of other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


   1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA               32765
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

At November 1, 2007, there were 15,053,000 shares of Common Stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     Emerging Media Holdings Inc.

                                              Index
                                                                                          Page
Part I             FINANCIAL INFORMATION

         Item 1.   Financial Statements                                                    1

                   Consolidated Balance Sheet as of September 30, 2007
                   (unaudited)                                                             2

                   Consolidated Statements of Operations for the Nine
                   and Three Months Ended September 30, 2007 and September 30, 2006
                   (Unaudited)                                                             3

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2007 and 2006 (Unaudited)                         4 - 5

                   Notes to Unaudited Consolidated Financial Statements                  6 - 13

         Item 2.   Management's Discussion and Analysis or Plan of Operation            14 - 19

         Item 3.   Controls and Procedures                                                 20

PART II            OTHER INFORMATION




         Item 6.   Exhibits                                                                22

         Signatures                                                                        23

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

     The results of operations for the nine and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   September 30,
                                                                       2007
                                                                       ----
                                                                    (Unaudited)

CURRENT ASSETS:
  Cash                                                              $  265,027
  Marketable securities                                                250,000
  Accounts receivable - net of allowance                               299,331
  Inventories                                                           13,789
  Deferred income taxes                                                  5,700
  Employee receivables and other current assets                        235,592
                                                                    ----------

    Total Current Assets                                             1,069,439

Property, plant and equipment, net                                     302,681
                                                                    ----------

TOTAL ASSETS                                                        $1,372,120
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  216,377
  Accrued expenses                                                      63,346
  Loans payable related parties                                        323,938
  Dividend payable                                                       2,328
                                                                    ----------

    Total Current Liabilities                                          605,989
                                                                    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,0000 shares
    authorized; 15,053,000 shares issued and outstanding at
    September 30, 2007                                                  15,053
  Additional paid-in-capital                                            28,253
  Retained earnings                                                    667,374
  Accumulated other comprehensive income                                55,451
                                                                    ----------

    Total Stockholders' Equity                                         766,131
                                                                    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,372,120
                                                                    ==========


            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          For the Nine Months                 For the Three Months
                                                          Ended September 30,                  Ended September 30,
                                                         2007              2006               2007               2006
                                                         ----              ----               ----               ----
Sales                                                $    721,466      $    338,209      $    194,646      $    196,519
                                                     ------------      ------------      ------------      ------------

Costs and expenses:
  Cost of sales                                           317,723           269,225           104,440            84,435
  Selling and marketing expenses                           40,299             2,276             6,291               482
  General and administrative expenses                     124,590            89,245            36,823            31,267
  Other operating expenses                                 36,642            15,164             7,744             5,601
                                                     ------------      ------------      ------------      ------------
                                                          519,254           375,910           155,298           121,785
                                                     ------------      ------------      ------------      ------------

  Income (loss) from operations                           202,212           (37,701)           39,348            74,734

Other income (expense):
  Net gain (loss)  on sale of fixed assets                   (362)           (3,480)             (362)           34,064
  Other income                                             23,650            27,462             3,994           (10,110)
                                                     ------------      ------------      ------------      ------------
    Total other income (expense)                           23,288            23,982             3,632            23,954
                                                     ------------      ------------      ------------      ------------

Earnings (loss) before provision for income taxes         225,500           (13,719)           42,980            98,688

Income tax provision                                            -                 -                 -                 -
                                                     ------------      ------------      ------------      ------------

Net earnings (loss)                                  $    225,500      $    (13,719)     $     42,980      $     98,688
                                                     ============      ============      ============      ============


Earnings (loss) per common share -
   basic and diluted                                 $       0.02      $          -      $          -      $          -
                                                     ============      ============      ============      ============

Weighted average number of common
  shares outstanding - basic and diluted               15,053,000        15,053,000        15,053,000        15,053,000
                                                     ============      ============      ============      ============


            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                             September 30,
                                                                        2007                  2006
                                                                        ----                  ----
Cash flows from operating activities:
Net earnings (loss)                                                 $ 225,500              $ (13,719)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
    Depreciation                                                       93,526                 44,546
    Loss on disposition of fixed assets                                   362                  3,480
Deferred income taxes                                                    (617)                  (111)
Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables                          (16,802)               (78,543)
    (Increase) decrease in inventories                                 (6,453)                34,919
    (Increase) decrease in employee receivables and other
       current assets                                                 (83,406)               166,799
    Increase (decrease) in accounts payable,
      accrued liabilities and income taxes payable                     69,284                 40,573
                                                                    ---------              ---------

  Net Cash Provided by Operating
    Activities                                                        281,394                197,944
                                                                    ---------              ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                         (81,659)               (93,000)
    Proceeds from sale of fixed assets                                  2,622                 14,060
    Proceeds from sale of marketable securities                        78,757                      -
                                                                    ---------              ---------

  Net Cash (Used In) Investing Activities                                (280)               (78,940)
                                                                    ---------              ---------

Cash flows from financing activities:
    Dividends paid                                                   (525,305)              (353,394)
    Proceeds from loans                                               323,938                (59,765)
                                                                    ---------              ---------

    Net Cash Used In Financing Activities                            (201,367)              (413,159)
                                                                    ---------              ---------

Effect of exchange rate changes on cash                               (16,483)                30,329
                                                                    ---------              ---------

Net Increase (decrease) in cash                                        63,264               (263,826)

Cash - Beginning of period                                            201,763                493,553
                                                                    ---------              ---------

Cash - End of period                                                $ 265,027              $ 229,727
                                                                    =========              =========


            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                          September 30,
                                                      2007            2006
                                                      ----            ----

Supplemental disclosure cash flow information:

Cash paid for interest                               $     -        $     -
                                                     =======        =======

Cash paid for income taxes                                 -        $83,452
                                                     =======        =======



            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2007 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made.


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

Cash Equivalents
----------------

Cash equivalents include short-term investments in commercial paper with an original maturity of three months or less when purchased. At September 30, 2007, the Company had no cash equivalents.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at September 30, 2007 amounted to $ 111,356.

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

Conversion of currency from MDL$ into US$ has been made at the rate of exchange on September 30, 2007 and September 30, 2006: at US$1.00: MDL 11,5075 and US$1.00: MDL 13,1187 respectively.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. For the nine months ended September 30, 2007 and 2006, there were no potential common shares outstanding.

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

2. MARKETABLE SECURITIES

At September 30, 2007, marketable securities have a cost and estimated fair value of $250,000. The securities mature during 2007. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in Moldova, thus the face value of the investments equals the market value at all times.

3. INVENTORIES

Inventories are summarized as follows:


                                        September 30, 2007
                                        ------------------

            Raw Materials                   $   5,874
            Small tools                         5,090
            Purchased goods and other           2,825
                                            ---------
                                            $  13,789
                                            =========


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2007:

                                              2007
                                              ----

     Land                                   $   5,397
     Machinery and equipment                  792,952
     Construction in progress and other        44,536
                                             ---------
                                              736,519
       Less accumulated depreciation         (540,204)
                                            ---------
                                            $ 302,681
                                            =========


Depreciation expense for the nine months ended September 30, 2007 and 2006 totalled $93,526 and $ 44,546, respectively.

5.   LOANS TO RELATED PARTIES

On September 30, 2007, a related party advanced $323,938 to the Company. The loan is due upon demand with interest at 10% per anum.

6.   STOCKHOLDERS' EQUITY

a) The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of September 30, 2007 there were 15,053,000 common shares outstanding.

b) In March, 2006, the Board of Directors of the Company's AMG subsidiary authorized a dividend of $971,528 for 2005 fiscal year, of which $ 969,200 was paid and the balance due of $ 2,328 is included on the Company's balance sheet at September 30, 2007.

7.   INCOME TAXES

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


8.   ACQUISITION

On September 24, 2007, the Company executed a letter of intent to acquire VideoService Ltd. ("VideoService"), one of the leading marketing agencies in Moldova. The extensive VideoService client list, including major television and radio companies. VideoServices is involved primarily in marketing campaigns, placement of marketing ads, planning and video production. The acquisition is subject to the completion of due diligence and the acquisition should be completed by November 30, 2007.

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

Results of Operations

The year 2006 was the initial period of formation of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful effort, according to AGB data Analysis, TV7 channel was propelled to the second place in the Capital of Moldova, Chisinau. Next year, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least 20% commercial quota in Moldova.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

     REVENUES. In March 2006, AMG started a new TV project based on the contract executed with NTV (Russian Television Company) and NTV World. As a result of the launch of a new TV project, and elimination of the previous business, the revenues for the period ended September 30, 2007, increased by $ 383,257 or 113% to $721,466 as compared to $338,209 for nine months 2006. The increase in revenues was a result of an increase in advertising revenues.

     COST OF SALES. Cost of Sales increased by $48,498 or 18% to $317,723 for the period ending September 30, 2007, from $269,225 for the period ended September 30, 2006. This increase was primarily due to increased sales as a result of the new business of the Company.

     SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES. Selling, Administrative and Other Expenses increased by $94,846 or 88% to $201,531 for the period ending September 30, 2007 from $106,685 for the period ended September 30, 2006. This increase was primarily due to an increase in marketing expenses and salaries.

     INCOME FROM OPERATIONS. As a result of elimination of the previous business and the launch of the new project, income after certain expenses and before other items, interest expense and taxes increased to $202,212 for the period ended September 30, 2007 from loss of $37,701 for the period ended September 30, 2006.

     OTHER ITEMS. Other income decreased by $694 or 3% comparing $23,288 for the period ended September 30, 2007 to $23,982 for the period ended September 30, 2006.

     NET INCOME. Net income increased by $239,219 to $225,500 for the period ended September 30, 2007 from loss of $13,719 for the period ended September 30, 2006. This increase was due to growth in sales.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006.

     REVENUES. The revenues for the three months ended September 30, 2007, decreased by $ 1,873 or 0,95% to $194,646 as compared to $196,519 for three months ended September 30, 2006. The decrease in revenues was a result of decreased advertising revenues.

     COST OF SALES. Cost of Sales increased by $20,005 or 24% to $104,440 for the three months ending September 30, 2007, from $84,435 for the three months ended September 30, 2006. This increase was primarily due to decrease of employees' salaries of the Company.

     SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES. Selling, Administrative and Other Expenses increased by $13,508 or 36% to $50,858 for the three months ending September 30, 2007 from $37,350 for the three months ended September 30, 2006. This increase was primarily due to an decrease in marketing expenses and salaries.

     INCOME FROM OPERATIONS. As a result of elimination of the previous business and the launch of the new project, income after certain expenses and before other items, interest expense and taxes decreased by $35,386 or 47% to $39,348 for the three months ended September 30, 2007 from income of $74,734 for the three months ended September 30, 2006. This decrease was due to increase of all expenses of the Company, especially salary expenses.

     OTHER ITEMS. Other income decreased by $20,322 or 85% comparing other income of $3,632 for the three months ended September 30, 2007 to $23,954 for the months ended September 30, 2006.

     NET INCOME. Net income decreased by $55,708 or 56% to $42,980 for the three months ended September 30, 2007 from income of $98,688 for the period ended September 30, 2006. This increase was due to growth of expenses.

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


     During the nine months of 2007, we have been funding capital requirements through operations. We expect cash flow from operations to fund the Company's operating activities for the next three months of 2007. In order for the Company to expand its present activities, it will need additional capital.

     Net cash used by operating activities increased by $116,979 to $294,810 during the nine months ending September 30, 2007 from net cash used by operating activities of $177,831 during the nine months ending September 30, 2006. This increase in cash used by operations resulted from a decrease of trade receivables and increase of accounts payable.

     Cash flow provided by investing activities during the nine months ended September 30, 2007 increased by $78,660 to $(280) from $(78,940) used in the nine months ended September 30, 2006. This increase in cash flow provided by investing activities was primarily due to proceeds from sale of marketable securities of $78,757 during the nine months ended September 30, 2007 as compared to $(59,765) during the nine months ended September 30, 2006.

     Cash flows provided by financing activities during the nine months ended September 30, 2007 decreased by $211,792 to $(201,367) from $(413,159) during the nine months ending September 30, 2006. We paid dividends from income earned for fiscal year ended December 31, 2005 of $525,305 during the nine months ended September 30, 2007 compared to $353,394 and due to proceeds from loans of $323,938 during the nine months ended September 30, 2007 compared to $(59,765) during the nine months ended September 30, 2006.

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



ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2007, the end of the period covered by this quarterly report, the Chief Executive Officer of the Company (the "Certifying Officer") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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




                                          EMERGING MEDIA HOLDINGS, INC
Date: November 08, 2007                   By:  s/ Iuri Bordian
                                               ---------------------------
                                               Iuri Bordian, Chairman, Chief
                                               Executive Officer and President
                                               (Principal Executive and Chief
                                               Financial Officer)