Form 10KSB
period 2007-12-31
EMERGING MEDIA HOLDINGS INC
filed 2008-03-31
CIK 1307140

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

     For the fiscal year ended December 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                                    000-52408
                              (Commission File No.)

--------------------------------------------------------------------------------

                          Emerging Media Holdings, Inc.

                 (Name of Small Business Issuer in Its Charter)

--------------------------------------------------------------------------------

                    Nevada                                 13-1026995

        (State or Other Jurisdiction of                  (I.R.S. Employer

         Incorporation or Organization)                 Identification No.)

         1809 E. BROADWAY ST, SUITE 175
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Issuer's revenues for the fiscal year ended December 31, 2007: $1,139,415.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price per share of the issuer's common stock as reported on the OTCBB as of March 27, 2008, was $40,808,000 .

As of March 29, 2008, there were 15,053,000 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                   Documents incorporated by reference - none

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

            PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                                                                           4
ITEM 2.     DESCRIPTION OF PROPERTY                                                                                          11
ITEM 3.     LEGAL PROCEEDINGS                                                                                                12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              12
            PART II
ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
            EQUITY SECURITIES                                                                                                12
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                        13
ITEM 7.     FINANCIAL STATEMENTS                                                                                             19
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                             19
ITEM 8A(T). CONTROLS AND PROCEDURES                                                                                          19
            PART III
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                                                                     20
ITEM 10.    EXECUTIVE COMPENSATION                                                                                           21
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   23
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                   24
ITEM 13.    EXHIBITS                                                                                                         24
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                           26

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                     PART I
                                     ------


                                Introductory Note


The consolidated financial statements, including the information in the notes thereto, as of and for the years ended December 31, 2007 and 2006 included in this Annual Report on Form 10-KSB are audited by Wiener, Goodman & Company, P.C.


ITEM 1. DESCRIPTION OF BUSINESS


General

Throughout this Form 10-KSB, the terms "we," "us," "our," "AMG" "Media Alianta" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were formerly known as China Bio Health Group, Inc and were incorporated under the laws of the State of Nevada on September 3, 2003. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, Media Alianta (before Cabavarum) , the 100% owner of Analiticmedia-Grup, both Moldovan companies ("AMG"). AMG was formed in October of 1998 as a Republic of Moldova limited liability company, which is comparable to a limited liability company in the United States. AMG's main business is the production and broadcasting of television programs and news reports primarily for the Moldovan viewing audience.

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

--------------------------------------------------------------------------------

   o Although an extensive legislative base and a Center for Combating Corruption exists in Moldova, corruption in the federal government of Moldova as well as local governments is extensive and the current laws, regulations and penalties against corruption are not strictly enforced, which can lead to uncertainty when working with government personnel and agencies.

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

--------------------------------------------------------------------------------

Industry Background


Products

EMH's products consist of programs produced by the Russian TV channel NTV and in-house production programs. NTV is a news channel. Traditionally news programs collect the greatest audience. NTV is the only broadcasting company in Russia that daily prepares more than 10 news releases.(http://www.gazprom-media.com/en/tel/ntv/ or phone number for information in USA 1-866-688-87-27)



TV7 channel also produces its own news and analytical programs, such as:

     o    "Today in Moldova" in the Russian language
     o    "Cotidian" in the Romanian language
     o    "Cotidian Exclusive" in the Romanian language
     o    Weather forecast in Russian and Romanian languages
     o    "Observator" in the Romanian language
     o    "Regim de alerta" ("State of emergency") in the Romanian language
     o    "Stop-cadr" ("Stop-shot") in the Russian language.

The revenues of the Company depend on placement of advertisements and broadcasting sponsorships.

--------------------------------------------------------------------------------


Sales and Marketing

The year 2006 was the initial period of formation of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful efforts, according to AGB data Analysis, TV7 was rated in second place in the Capital of Moldova, Chisinau.

In 2007, based on the TV viewers' data, channel TV7 reached a 12% commercial quota in Moldova and it still maintains the second place among TV channels. The expected turnover from the TV advertisements is likely to result in revenue growth in 2008, as we have contracts for the next 12 months to provide with advertising services.


Competition

TV7 is among the three leaders in the industry based on commercial quotas and ratings. In 2006, TV7 reached the second place among other TV channels in Moldova, with 21.6% of the commercial quota for the Capital of Moldova and 9% of the commercial quota for the Republic of Moldova as a whole.

During 2007, TV7 increased its commercial quota up to 26.2% for the Capital of Moldova and up to 14.9% of the commercial quota for the Republic of Moldova as a whole.

The channel's competition in the Moldovan broadcasting market consists of other news programs and the market share indicators (referred to sometimes as "quotas") are based on both the number of people watching and third party ratings. Other non state-owned news channels in Moldova are NIT channel and Pro-TV channel, with 9.08% and 2.31% respectively of the commercial quota for the Capital of Moldova and 7.46% and 2.26%, respectively, of the commercial quota for the country.

The Company's competitive advantage in the market is its news broadcasting and a strong brand name. According to an AGB Nielsen Media Research independent marketing study conducted in 2007, TV7 is among the three most popular news channels in Moldova.


Employees

As of December 31, 2007, we employed a total of 73 employees, all of whom are full-time. We do not typically hire part-time workers, and do not anticipate doing so in the foreseeable future. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

--------------------------------------------------------------------------------

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

We are subject to changing media rules and regulations.

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

We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, our director and almost all of our operating assets are located outside the U.S. in the Republic of Moldova. As a result, it may not be possible to effect service of process upon our director in the Republic of Moldova, nor may it be possible to enforce judgments of U.S. courts against this director or our assets. Any judgments of U.S. courts against our director residing in the Republic of Moldova will have to be domesticated in the Republic of Moldova in accordance with the Moldovan civil code, including the code of civil procedure and related laws and directives approved by the Moldovan Parliament and the Plenum of the Supreme Court Justice of the Republic of Moldova. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Moldova. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Moldova. There is no treaties between U.S. and Republic of Moldova.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

The following table sets forth, for the periods indicated, the average exchange rate (expressed in Moldovan lei) quoted by the National Bank of Moldova. Such rates are set forth as Moldovan lei (MDL) per U.S. dollar. On March 26, 2008, the rate was MDL 10.5917 = $1.00.

                                                                      Fiscal Year
                                                           ----------------------------------
                                                            2003   2004    2005     2006   2007
                                                            ----   ----    ----     ----   ----
Exchange rate at end of period                             13.22  12.46   12.83    12.91  11.32
Average exchange rate during period(1)                     13.94  12.33   12.62    13.07  12.16
Highest exchange rate during period                        14.78  13.22   12.84    13.32  13.03
Lowest exchange rate during period                         13.19  11.51   12.83    12.95  11.26
-----------------------------------------------------------------------------------------------------

(1) The average of the exchange rates on the last day of each quarter during the applicable period.

--------------------------------------------------------------------------------

ITEM 2. DESCRIPTION OF PROPERTY


Corporate Offices


We are presently seeking to lease office space for our corporate offices in the U.S. Our corporate offices for our production operations in the Republic of Moldova are located at 1, Aleco Russo, Chisinau, Moldova, where we own approximately 8,634 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed; we will be able to obtain suitable additional facilities on commercially reasonable terms.


Broadcasting Newsroom and Equipment

TV7 television channel's technical base consists of a newsroom that can also be used as a studio for television transmissions in recordings and live broadcasts. TV7 also has an "on-air" apparatus room, an apparatus room for creation of play lists, an apparatus room for subtitling from Russian to Romanian and vice-versa, and an apparatus room for video tape editing and sound scoring.

The newsroom has three video cameras, Sony DSR-390, DSR-500 and DSR-250, studio pedestals Vinten, auto cues Odyssey, vision production switcher DSC 545, fader Beringer 16. The lighting equipment of the television channel TV7 consists of Logocam company projectors, Ianiro filling instruments, and suspension lighting instruments of Logocam Company.

The camera device studio includes four television reporter sets of DVCAM format. The Television Reporter Complex is completed with Sennheizer radio systems, lighting instruments, jackets and other accessories.

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


                                                                High     Low
                                                                ----     ---
Fiscal Year Ended December 31, 2007
Quarter Ended December 31, 2007                                10.00    4.26
Quarter Ended September 30, 2007                                1.01    2.30
Quarter Ended June 30, 2007                                     1.00    0.75

As of December 31, 2007, there were 16 holders of record of our common stock.

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


Recent Sales of Unregistered Securities

None.


Purchases of Equity Securities by the Registrant

None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


General


Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta ( formerly Cabavarum S.R.L) and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales.

Basis of Presentation

In July 2006, EMH entered into a share exchange agreement with Media Alianta (Cabavarum S.R.L. before), a Moldova company, with primary activities in radio and television broadcasting. In connection with the share exchange, the Company acquired the assets and assumed the liabilities of Cabavarum. For accounting purposes, the share exchange has been treated as a recapitalization of Cabavarum.

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

In addition, the resignation of the former officer and directors of EMH took effect upon the close of the share acquisition exchange. The Cabavarum Board of Directors became the Board of Directors of EMH and Chiril Luchinsky became president and Chief Executive Officer. Chiril Luchinsky resigned in favour of Iurie Bordian on October 14, 2006.

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

--------------------------------------------------------------------------------

Results of Operations

The year 2007 was a period of continuous growth of the market share of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful efforts, according to AGB data Analysis, TV7 channel has maintained the second place in the capital of Moldova, Chisinau. Next year, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least a 20% commercial quota in Moldova.


Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

     REVENUES. The total revenue in 2007 amounted to $1,139,415, an increase of 91.6% from net revenue of $594,719 in 2006. Overall growth was primarily driven by the performance of our advertising segment and continued strategy of developing services.

     COST OF SALES. Cost of Sales increased by $120,556 or 33.23%% to $483,317 for the fiscal year ending December 31, 2007, from $362,761 for the fiscal year ended December 31, 2006. This increase was primarily due to increased sales as a result of growing of commercial quota of the Company. We experienced further decrease of gross margin during 2007 due to our increasing focus on producing of high qualified broadcasting, which required purchases of more expensive services.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative Expenses increased by $115,500 or 60.9% to $305,079 for the fiscal year ending December 31, 2007 from $189,579 for the fiscal year ended December 31, 2006. This increase was primarily due to increase of payroll expenses and commercial expenses.

     OTHER OPERATING EXPENSES. Other operating expenses increased by $67,132 to $95573 for the fiscal year ending December 31, 2007 from $28410 for the fiscal year ending December 31, 2006. The increase was primarly, due to a new franchise tax based on a percentage of gross revenue and increase in net expense.

     INCOME FROM OPERATIONS. As a result of the launch of the new project, income after certain expenses and before other items, interest expense and taxes increased by $241,517 to $255,486 for the fiscal year ended December 31, 2007 from $13,969 for the fiscal year ended December 31, 2006.

     OTHER ITEMS. Net gain from sale of fixed assets were $791 for the fiscal year ended December 31, 2007 as compared to profit from sales of fixed assets for the fiscal year ended December 31, 2006 of $6,414. Other income was $19,316 for the fiscal year ended December 31, 2007 and $25,306 for the fiscal year ended December 31, 2006.

     INTEREST EXPENSE. Interest expense was $6,185 for the fiscal year ended December 31, 2007 as compared to $0 for the fiscal year ended December 31, 2006. This increase was primarily due to notes payable to related party outstanding during fiscal year 2007.

     INCOME TAXES. Income taxes increased by $43,761 to $68,459 for the fiscal year ended December 31, 2007 from $24,698 for the fiscal year ended December 31, 2006. This increase is the result of higher income with the same income tax rate 15% in 2007 and 2006.

     NET INCOME. Net income increased by $179,958 to $200,949 for the fiscal year ended December 31, 2007 from a net income of $20,991 for the fiscal year ended December 31, 2006. This increase was due to higher sales.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

During the past twelve months, the Company followed the setting up of a TV channel with an increase in revenues during 2007 as a result of considerable gains in advertising revenue. The effect of exchange rate changes on cash had significantly triggered a decrease in the Company's cash on hand. During the 2007 the Company's revenues had begun to increase to approach levels that are comparable to 2005 levels. The Company expects to invest in new equipment, modernize old equipment, and acquire additional licenses and patents for television products. Also, the Company plans to make acquisitions to increase its commercial quota on the TV market and to enlarge its audience of TV viewers. The Company expects that cash flow from increased operations will be sufficient to fund the operations of the Company for the next twelve months as well as fund the Company's investment in new equipment.

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

The Company plans to acquire equipment to produce the broadcast programs (for studios, for breaking news mobile systems, etc); as such, this acquisition and the uplink services might present significant impact on our liquidity and capital resources. The Company believes the cash flows from operations will be sufficient to fund the purchases of this equipment.

     During 2007, we have funded capital requirements through operations. Cash balance decreased by $21,950 to $179,813 for the fiscal year ended December
31, 2007as compared to $201,763 for the fiscal year ended December 31, 2006. The decrease of cash balance was primarily a result of denomination in currency Moldova lei. The effect of exchange rate changes on cash is $25,256 for the fiscal year ended December 31, 2007 as compared to $2,225 for the fiscal year ended December 31, 2006. We expect cash flow from operations to fund the Company's operating activities for the next twelve months. In order for the Company to expand its present activities, it will need additional capital.

     Net cash used by operating activities increased by $331,980 to $364,840 during the fiscal year ending December 31, 2007 from net cash used by operating activities of $104,460 during the fiscal year ending December 31, 2006. This increase in cash used by operations resulted primarily from a increase in net income and an increase in depreciation of approximately $70,000.


     Cash flow provided by investing activities during the fiscal year ended December 31, 2007 decreased by $44,708 to $14,554 from $59,262 used in the fiscal year ended December 31, 2006. This decrease in cash flow used in investing activities was primarily due to increased payments of loans to employees of $(159,842) during the fiscal year ended December 31, 2007 as compared to $(84,973) during the fiscal year ended December 31, 2006 and due to lower repayments of loans by employees of $114,675 during the fiscal year ending December 31, 2007 as compared to $212,719 for the fiscal year ending December 31, 2006.


     Cash flows provided by financing activities during the fiscal year ended December 31, 2007 decreased by $3,973 to $(447,868) from $(443,895) during the fiscal year ending December 31, 2006.

--------------------------------------------------------------------------------

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 "Fair Value Measurements," ("SFAS 157") which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial statements.

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company implemented FIN 48 which resulted in no adjustment in the liability for uncertain tax positions. For additional information regarding the accounting treatment and effect of FIN 48, see Note 6 of Notes to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159") providing companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141 (R)") "Business Combinations", which replaces SFAS 141 "Business Combinations". This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

On December 4, 2007 the FASB issued SFAS No. 160 "Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin ("SAB") 110 "Share-Based Payment" ("SAB 110"), was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payments". The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

--------------------------------------------------------------------------------

ITEM 7. FINANCIAL STATEMENTS


Our financial statements are set forth on pages F-1 through F-17 of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None


Item 8A (T). Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

     Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007, our first year as a public company. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2007, our internal control over financial reporting is effective.


Further, there were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B. Other Information

None

--------------------------------------------------------------------------------

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2007.


Name                          Age       Title
----                          ---       -----
Iurie Bordian                 46        Chairman of the Board, Chief Executive
                                        Officer and Chief Financial Officer
Renauld R. Williams           30        President and Director
Oxana Boico                   32        Chief Accounting Officer and Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.


Iurie Bordian, CEO and Chairman since October 2006. CEO of Cabavarum SRL
From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as CEO and Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO of MA-VEST SRL, Moldova. From 1994-1998 he was Chief Legal Council of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was legal counselor the City Council in the District of Soroca From 1988-1990 he worked as investigator (Economic and Financial offences) for the Ministry of Internal Affairs of the Republic of Moldova. From 1985-1990 he served as Chief Investigator at the Public Prosecutor's Office of the Republic of Moldova. From 1983 to 1985 he worked as Legal Counselor at the Soroca District Trade Association. Mr. Bordian's education includes the State University of Moldova and the University of Cluj-Napoca, Romania. He has a degree in Financial Law. He is fluent in Romanian, Russian, and French and has working knowledge of English. Address:
21,Viilor 9/4 str. Soroca, Republic of Moldova, MD-2000

Renauld R. Williams, President since January 17, 2008
From 2000 to present Mr. Williams is also President and Co-Founder of Full on Productions Inc. and managing member of Federal Media Alliance LLC. From 1998 to 2000, Mr Williams was a producer with Comcast Cable Advertising. Mr. Williams is also member of the American Advertising Federation (AAF), Orlando Advertising Federation (OAF), Orlando Chamber of Commerce and Orlando Convention and Visitors Bureau (OCVB).

Oxana Boico, Chief Accounting Officer
On July 5, 2007 the Board of Directors appointed Ms. Oxana Boico as a new Board Member and the Chief Accounting Officer of the Company. Since February 2005, Ms. Boico was a comptroller of the Company and reported directly to Iurie Bordian, our CEO and CFO. Oxana graduated with a Masters degreesfrom Private University of Human Knowledge of Moldovain 1997. She has degrees in Finance, Accounting and Management. Ms. Boico has an extensive background in U.S.GAAP and prior audit experience with public and private companies

No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

--------------------------------------------------------------------------------

Board of Directors and Committees


Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Our current director was elected at our annual meeting of stockholders held on October, 14, 2006. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

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


ITEM 10. EXECUTIVE COMPENSATION


Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2007, 2006 and 2005 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

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
                                                                                                Earnings
                                                                                                  ($)

------------------------------------------------------------------------------------------------------------------------------------
     Iurie Bordian         2007
Chief Executive Officer
          (1)                     -0-      -0-      -0-       -0-              -0-                -0-               -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
                           2006   -0-      -0-      -0-       -0-               0                 -0-               -0-         -0-
                                ----------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                           2005   -0-      -0-      -0-       -0-               0                 -0-               -0-         -0-
                                ----------------------------------------------------------------------------------------------------

(1)  Mr. Bordian became Chief Executive Officer on October 16, 2006.

--------------------------------------------------------------------------------

(2) Compensation is paid in Moldovan lei, the official currency of Moldova, and the amount set forth in this table is the equivalent in U.S. dollars.

Stock Options Granted and Exercised in The Year Ended December 31, 2007

No stock option grants were made in the fiscal year ended
December 31 2007.


Director Compensation

Currently, our directors do not receive compensation for serving on our board of directors.

Employment Agreements

Neither the Company, nor any of our subsidiaries, have entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.

Employee Benefit Plans


We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS


The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by the following individuals or groups:

     o each person or entity who we know beneficially owns more than 10.0% in the aggregate;

     o    each of our named executive officers;

     o    each of our directors; and

     o    all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Emerging Media Holdings, Inc. 1809 E. Broadway St, Suite 175, Oviedo, FL 32765

The percentage of beneficial ownership in the following table is based upon 15,053,000 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights..


                                                            Number of Shares         Approximate Percentage
Name of Beneficial Owner                                   Beneficially Owned        of Class Outstanding
------------------------                                   ------------------        --------------------
Chiril Luchinsky                                               5,051,000                    33.6%
Iurie Bordian                                                    100,000                     0.6%
All officers and directors as a group
                                                               5,151,000                     0.6%


Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13. EXHIBITS


Exhibit   Description of Exhibit
-------   ----------------------

3.1       Articles of Incsorporation (1)

3.2       By-Laws (1)

4.1

10.1 Distribution Agreement, dated December 29, 2006 with NTV Hungary Commercial Limited (1) NTV Hungary Commercial Limited Liability Company (1)

31 Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32 Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section Sarbanes-Oxley Cct of 2002, filed herewith.

(1) Previously filed as an Exhibit to the Company's Form 10-SB filed with the Securities and Exchange Commission on January 23, 2007.

--------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees accrued for audit services and other services provided by Wiener, Goodman & Company, P.C. during the fiscal years 2007 and 2006.

                                                          2007         2006
                                                          ----         ----

Audit Fees                                              $-36500-      $50,000
Audit-related Fees                                           -0-          -0-
Tax Fees                                                     -0-          -0-
All Other Fees                                               -0-          -0-
                                                        --------     --------
Total Fees                                              $-36500-     $50,000


Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2007.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2007, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2007.

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

In accordance with Section 13 or 15(d) of the Exchange Act the registrant has caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                         EMERGING MEDIA HOLDINGS, INC

Date: March 31, 2008                     By: /s/ Iurie Bordian
                                             ---------------------------------
                                             Iurie Bordian, Chief Executive
                                             Officer and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Iurie Bordian                                  March 31, 2008
------------------
Iurie Bordian, Chief Executive Officer,
Chief Financial Officer and Director

/s/ Renauld Williams                               March 31, 2008
--------------------
Renauld Williams, President and Director

/s/ Oxana Boico                                    March 31, 2008
---------------
Oxana Boico, Chief Accounting Officer and Director

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
Consolidated Financial Statements

  Report of Independent Registered Pubic Accounting Firm                                   F-2

  Consolidated Balance Sheets as of December 31, 2007 and 2006                             F-3

  Consolidated Statements of Operations for the years ended December 31, 2007
    and 2006                                                                               F-4

  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2007 and 2006                                                            F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 2007
     and 2006                                                                              F-6

  Notes to the Consolidated Financial Statements.                                       F-8 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Emerging Media Holdings Inc.
Chisinau, Moldova

We have audited the accompanying consolidated balance sheets of Emerging Media Holdings Inc. (collectively, the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of Notes to Consolidated Financial Statements, 100% of the consolidated assets are located in Moldova and approximately 99% of the consolidated revenue is earned in Moldova.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



Wiener, Goodman & Company, P.C.
Eatontown, New Jersey


March 27, 2008

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31,
                                                                            2007              2006
                                                                            ----              ----
CURRENT ASSETS:
  Cash                                                                   $  179,813        $  201,763
  Marketable securities                                                     250,000           328,517
  Accounts receivable - net of allowance                                    316,081           282,529
  Inventories                                                                10,542             7,336
  Deferred income taxes                                                           -             5,083
  Employee receivables and other current assets                             128,812           152,186
                                                                         ----------        ----------

     Total Current Assets                                                   852,248          977,414

Property, plant and equipment, net                                          167,713           253,736
                                                                         ----------        ----------

TOTAL ASSETS                                                             $1,052,961        $1,231,150
                                                                         ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  115,289        $  166,022
  Accrued expenses                                                           56,546            44,417
  Notes payable - related party                                              79,765                 -
  Dividend payable                                                                -           527,633
                                                                         ----------        ----------

     Total Current Liabilities                                              251,600           738,072
                                                                         ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized; 15,053,000 shares issued and outstanding
    at December 31, 2007 and 2006                                            15,053            15,053
  Additional paid-in-capital                                                 28,253            28,253
  Retained earnings                                                         642,819           441,874
  Cumulative other comprehensive income                                     115,232             7,898
                                                                         ----------        ----------

     Total Stockholders' Equity                                             801,3618           493,078
                                                                         ----------        ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,052,961        $1,231,150
                                                                         ==========        ==========

                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                          December 31,
                                                      2007              2006
                                                      ----              ----

Sales                                            $  1,139,415       $    594,719
                                                 ------------       ------------

Costs and expenses:
  Cost of sales                                       483,317            362,761
  Selling and marketing expenses                       60,714             11,539
  General and administrative expenses                 244,365            178,040
  Other operating expenses                             95,533             28,410
                                                 ------------       ------------
                                                      883,929            580,750
                                                 ------------       ------------

  Income from operations                              255,486             13,969

Other income (expense):
  Net gain on sale of fixed assets                        791              6,414
  Other income                                         19,316             25,306
  Interest expense                                     (6,185)                 -
                                                 ------------       ------------
     Total other income (expense)                      13,922             31,720
                                                 ------------       ------------

Earnings before provision for income taxes            269,408             45,689

Income tax provision                                   68,459             24,698
                                                 ------------       ------------

Net earnings                                     $    200,949       $     20,991
                                                 ============       ============


Earnings per common share -
   basic and diluted                             $       0.01       $       0.00
                                                 ============       ============

Weighted average number of common
  shares outstanding - basic and diluted           15,053,000         15,053,000
                                                 ============       ============


                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2007

                                                                 Common Stock                                           Cumulative
                                                                 ------------                                              Other
                                          Comprehensive    Number of                   Additional Paid   Retained      Comprehensive
                               Total         Income         Shares          Amount        In Capital     Earnings         Income
                               -----         ------         ------          ------        ----------     --------         ------
Balance, January 1, 2006   $  1,439,960                  15,053,000     $     15,053  $     28,253     $  1,392,411     $     4,243

Net income, year ended
  December 31, 2006              20,991   $     20,991                                                       20,991

Currency translation              3,655          3,655                                                                        3,655

Dividend                       (971,528)                                                                   (971,528)

                                          ------------
   Comprehensive income                   $     24,646
                                          ============
                           ------------                  ----------     ------------  ------------     ------------     -----------
Balance, December 31, 2006      493,078                  15,053,000           15,053        28,253          441,874           7,898

Net income, year ended
  December 31, 2007             200,949   $    200,949                                                      200,949

Currency translation            107,334        107,334                                                                      107,334
                                          ------------

   Comprehensive income                   $    308,283
                                          ============

                           ------------                  ----------     ------------  ------------     ------------     -----------
Balance, December 31, 2007 $    801,361                  15,053,000     $     15,053  $     28,253     $    642,823     $   115,232
                           ============                  ==========     ============  ============     ============     ===========


                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                             For the Years Ended
                                                                                 December 31,
                                                                            2007            2006
                                                                            ----            ----
Cash flows from operating activities:
Net income                                                              $ 200,949        $  20,991
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                          141,190           71,075
    (Gain) loss on disposition of fixed assets, net                          (791)          (6,414)
    Deferred income taxes                                                   5,083            6,760
Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables                               20,074         (29,512)
    (Increase) decrease in inventories                                     (3,206)          41,465
    (Increase) decrease in employee receivables and other
       current assets                                                      68,541           30,313
     Decrease in accounts payable,
       accrued liabilities and income taxes payable                         4,780         (30,218)
                                                                        ---------        ---------

  Net Cash Provided by Operating
    Activities                                                            436,620          104,460
                                                                        ---------        ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                             (14,554)         (87,700)
    Proceeds from sale of fixed assets                                     72,524           19,216
    Loans to employees                                                   (159,842)         (84,973)
    Repayment of loans by employees                                       114,675          212,719
    Proceeds from sale of marketable securities                            78,517                -
                                                                        ---------        ---------

  Net Cash Provided by (Used In) Investing Activities                      72,007           59,262
                                                                        ---------        ---------

Cash flows from financing activities:
  Proceeds from loans                                                     371,449                 -
  Payments on notes payable                                              (291,684)                -
  Dividends paid                                                         (527,635)        (443,895)
                                                                        ---------        ---------

  Net Cash Used In Financing Activities                                  (447,868)        (443,895)
                                                                        ---------        ---------

Effect of exchange rate changes on cash                                   (25,256)           2,225
                                                                        ---------        ---------

Net Increase (decrease) in cash                                           (21,950)        (277,948)

Cash - Beginning of year                                                  201,763          479,711
                                                                        ---------        ---------

Cash - End of year                                                      $ 179,813        $ 201,763
                                                                        =========        =========


                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Years Ended
                                                              December 31,
                                                           2007           2006
                                                           ----           ----

Supplemental disclosure cash flow information:

Cash paid for interest                                   $      -       $     -
                                                         ========       =======

Cash paid for income taxes                               $ 26,711       $86,153
                                                         ========       =======



                 See notes to consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Emerging Media Holdings, Inc. ("EMH" or the "Company") was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum, S.R.L., and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales.

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

As provided for in the share exchange agreement, the stockholders of Cabavarum received 5,251,000 shares of newly issued EMH common stock in exchange for the outstanding shares of Cabavarum they held, which was accounted for as a recapitalization. The financial statements prior to July 2006 are those of Cabavarum and reflect the asset and liabilities of Cabavarum and AMG at historical carrying amounts. In addition, at the closing in a transaction outside the Company, certain shareholders of EMH transferred 6,726,400 shares to associates of Cabavarum. The associates provided consulting services to the shareholders of Cabavarum in connection with the merger with EMH, marketing activities, relations within the Russian media market, computer programming and acquisitions.

Immediately following the share exchange, EMH had a total of 15,053,000 common shares issued and outstanding, of which the shareholders and associates of Cabavarum controlled 80% of the outstanding common stock.

The financial statements of EMH have been revised to retroactively reflect the share exchange.

In addition, the resignation of the former officer and directors of EMH took effect upon the close of the share acquisition exchange. The Cabavarum Board of Directors became the Board of Directors of EMH.

In April 2007, Cabavarum changed its name to Media Alianta.

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


Marketable Securities
---------------------

The Company classifies its equity securities as "held-to-maturity", and accordingly, are carried at cost, which approximates market value. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Inventories
-----------

Inventories are stated at the lower of cost or market on average cost basis, and includes petrol and cosmetic products.

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at December 31, 2007 and 2006 amounted to $102,396 and $57,228 , respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of currency from MDL$ into US$ has been made at the rate of exchange on December 31, 2007 and December 31, 2006: at US$1.00: MDL 11.32: and US$1.00:
MDL$12.91. Income and expense items were converted at the average rates for the years then ended.

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

For that portion of foreign earnings that have not been repatriated, an income tax provision has not been recorded for U.S. federal income taxes on undistributed earnings of foreign subsidiarires as such earnings are intended to be permanently reinvested in these operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon repatriation of earnings. See Note 6 of Notes to Consolidated Financial Statements.

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". See Note 6 for further discussion.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. For the years ended December 31, 2007 and 2006, there were no potential common shares outstanding.

New Financial Accounting Standards
----------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 "Fair Value Measurements," ("SFAS 157") which enhances existing guidance for measuring assets and liabilities using fair value. This standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157, as amended by FASB Staff Position 157-2, is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial statements.

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires a two step approach for recognizing and measuring tax benefits based on a recognition threshold of "more likely than not". The FASB also requires explicit disclosures about uncertainties in tax positions including a detailed rollforward of tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company implemented FIN 48 which resulted in no adjustment in the liability for uncertain tax positions. For additional information regarding the accounting treatment and effect of FIN 48, see Note 6 of Notes to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159") providing companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

----------------------------------------------

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141 (R)") "Business Combinations", which replaces SFAS 141 "Business Combinations". This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

On December 4, 2007 the FASB issued SFAS No. 160 "Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate from parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

In January 2008, Staff Accounting Bulletin ("SAB") 110 "Share-Based Payment" ("SAB 110"), was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payments". The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

2. MARKETABLE SECURITIES

At December 31, 2007 and 2006, marketable securities have a cost and estimated fair value of $250,000 and $328,517, respectively. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in April 2008.

During 2007, the Company received proceeds of $78,517 on a matured bond. No gain or loss was recognized on the sale of the bond.

3. INVENTORIES

Inventories are summarized as follows:

                                                 December 31,
                                              2007         2006
                                              ----         ----

     Raw materials                          $ 5,781      $ 2,747
     Small tools                              4,761        3,229
     Purchased goods and other                    -        1,360
                                            -------      -------
                                            $10,542      $ 7,336
                                            =======      =======

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                                     December 31,
                                                 2007             2006
                                                 ----             ----

    Land                                     $   5,487        $   6,803
    Machinery and equipment                    666,893          617,659
    Construction in progress and other          36,282           54,330
                                             ---------        ---------
                                               708,662          678,792
    Less accumulated depreciation             (540,949)        (425,056)
                                             ---------        ---------
                                             $ 167,713        $ 253,736
                                             =========        =========


Depreciation expense for the years ended December 31, 2007 and 2006 totalled $141,190 and $71,075, respectively.

5. NOTES PAYABLE - RELATED PARTIES

     a) In September 2007, a related party advanced $366,449 to the Company. The note is due upon demand with interest at 10% per annum. Payments during 2007 totalled $291,684. As of December 31, 2007, the amount due the related party was $74,765. For the year ended December 31, 2007, interest amounted to $6,185.
     b) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. The note is interest free and due upon demand.

6. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

The nominal statutory corporate rate in the Republic of Moldova is 15% for 2007 and 2006. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for machinery and equipment and net operating loss carryforward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

                                              December 31,
                                          2007            2006
                                          ----            ----
             Current:
              Federal                   $     -        $     -
              Foreign                    51,490         17,938
              State                           -              -
                                        -------        -------
                                         51,490         17,938
             Deferred:
              Federal and State               -              -
              Foreign                    16,969          6,760
                                        -------        -------
                                        $68,459        $24,698
                                        =======        =======

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                                      Years Ended
                                                      December 31,
                                                 2007             2006
                                                 ----             ----
           Tax provision computed
            at the federal statutory
            rate of 34%                       $ 91,600           $ 15,534

           Increase (decrease) in
            taxes resulting from:
             Different tax rates and           (77,771)            (8,368)
             permanent differences
             applicable to foreign
             operations

             Unused net operating
              losses                            54,630             17,532
                                              --------           --------

                                              $ 68,459           $ 24,698
                                              ========           ========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            December 31,
                                                                 2007                                2006
                                                      Temporary          Tax            Temporary           Tax
                                                      Difference        Effect          Difference         Effect
                                                      ----------        ------          ----------         ------
Deferred tax assets - current

  Net operating loss carryforwards                    $ 57,278         $ 19,475         $ 51,922         $ 14,314
  Book depreciation in excess of tax depreciation            -                -           33,886            5,083
  Less valuation allowance                             (57,278)         (19,475)         (51,922)         (14,314)
                                                      --------         --------         --------         --------

Net deferred tax assets                               $      -         $      -         $ 33,886         $  5,083
                                                      ========         ========         ========         ========


Prior to 2006, a major portion of the earnings were distributed to the Company's shareholders as dividends. See Note 7 to Notes to the Consolidated Financial Statements. It is management's current intentions to permanently reinvest the majority of the earnings of its foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated in 2007. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $421,000 at December 31, 2007. Such unrepatriated earnings are deemed by management to be permanently reinvested. Estimated income taxes related to unrepatriated foreign earnings are $80,000 under the current tax law.

The Company files income tax returns in all jurisdictions in which it has reason to believe it is subject to tax. The Company is subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. The Company has never been examined by U.S. jurisdictions. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdictions laws or regulations. Significant judgement is required in determining the worldwide provisions for income taxes. In the ordinary course of business of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management's assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

The Company has a U.S. net operating loss carryforward of approximately $57,000. The net operating loss carryforward expires during 2024.

7.   STOCKHOLDERS' EQUITY

a) The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of December 31, 2007 and 2006 there were 15,053,000 common shares outstanding.

b) In March, 2006, the Board of Directors of the Company's AMG subsidiary authorized a dividend of $971,528, all of which has been paid as of December 31, 2007.

8.   COMMITMENTS AND CONTINGENCIES

The Company leases various facilities. Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).

Future minimum lease payments for operating leases are approximately as follows:

                             Year Ending
                                2008      $25,482
                                          =======

The Company's facilities are leased on an annual basis. The lease has been renewed annually since 1999 and the Company believes future lease renewals will be extended as in prior years.

Rent expense was $26,536 and $15,298 for the years ended December 31, 2007 and 2006, respectively.