Form 10-Q
period 2008-03-31
EMERGING MEDIA HOLDINGS INC
filed 2008-05-08
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2008
                               -------------------------------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:      000-52408
                           -----------------------------------------------------

                          EMERGING MEDIA HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                     13-1026995
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or          (I.R.S. Employer
organization)                                            Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA                 32765
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (407) 620-1063
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [_]                    Accelerated filer  [_]

Non-accelerated filer    [_]                    Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               Yes  [_] No  [X]

As of May 5, 2008, there were 16,303,000 shares of Common Stock, $0.000001 par value, outstanding.

                          Emerging Media Holdings Inc.

                                      Index

                                                                                       Page
Part I           FINANCIAL INFORMATION

       Item 1.   Financial Statements                                                    2

                 Consolidated Balance Sheets as of March 31, 2008
                 (unaudited) and December 31, 2007                                       3

                 Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2008 and 2007 (Unaudited)                  4

                 Consolidated Statements of Cash Flows for the Three Months              5
                 Ended March 31, 2008 and 2007 (Unaudited)

                 Notes to Unaudited Consolidated Financial Statements                  6 - 11

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            12 -- 15

       Item 3.   Quantitative and Qualititative Disclosures About Market Risk            15

       Item 4T.  Controls and Procedures                                                 16

PART II          OTHER INFORMATION

                 Exhibits                                                                17

                 Signatures                                                              17

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ending December 31, 2007.

         The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31,          December 31,
                                                                                   2008                 2007
                                                                                   ----                 ----
                                                                               (Unaudited)
CURRENT ASSETS:
    Cash                                                                        $  203,396           $  179,813
    Marketable securities                                                          250,000              250,000
    Accounts receivable - net of allowance                                         277,994              314,081
    Inventories                                                                     15,508               10,542
    Employee receivables and other current assets                                  172,143              128,812
                                                                                ----------           ----------
       Total Current Assets                                                        919,041              883,248

Property, plant and equipment, net                                                 157,299              167,713
                                                                                ----------           ----------
TOTAL ASSETS                                                                    $1,076,340           $1,050,961
                                                                                ==========           ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $  128,161           $  115,289
   Accrued expenses                                                                100,402               56,546
   Loans payable                                                                    43,136               79,765
                                                                                ----------           ----------
       Total Current Liabilities                                                   271,699              251,600
                                                                                ----------           ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 100,000,000 shares
       authorized; 15,053,000 shares issued and outstanding
       at March 31, 2008 and December 31, 2007                                      15,053               15,053
   Additional paid-in-capital                                                       28,253               28,253
   Retained earnings                                                               664,642              642,823
   Cumulative other comprehensive income                                            96,693              115,232
                                                                                ----------           ----------
      Total Stockholders' Equity                                                   804,641              801,361
                                                                                ----------           ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,076,340           $1,052,961
                                                                                ==========           ==========

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                        2008                        2007
                                                                        ----                        ----
Sales                                                              $   309,077                $   205,789
                                                                   -----------                -----------

Costs and expenses:
  Cost of sales                                                        204,809                    107,720
  Selling and marketing expenses                                        16,271                     21,345
  General and administrative expenses                                   69,756                     40,957
  Other operating expenses                                              18,025                     26,064
                                                                   -----------                -----------
                                                                       308,861                    196,086
                                                                   -----------                -----------

  Income from operations                                                   216                      9,703

  Other income                                                          21,603                     12,549
                                                                   -----------                -----------

Earnings before provision for income taxes                              21,819                     22,252

Income tax provision                                                         -                          -
                                                                   -----------                -----------

Net earnings                                                       $    21,819                $    22,252
                                                                   ===========                ===========


Earnings per common share -
   basic and diluted                                               $         -                $         -
                                                                   ===========                ===========

Weighted average number of common
  shares outstanding - basic and diluted                            15,053,000                 15,053,000
                                                                   ===========                ===========

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                        2008              2007
                                                                                        ----              ----
Cash flows from operating activities:
Net earnings                                                                       $  21,819               $  22,252
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation                                                                     22,637                  19,002
Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables                                          38,087                  (3,613)
    Decrease in inventories                                                           (4,966)                 (4,948)
    Decrease in employee receivables and other
       current assets                                                                (43,330)                (26,690)
    Increase in accounts payable,
       accrued liabilities and income taxes payable                                   55,070                  46,902
                                                                                   ---------               ---------

    Net Cash Provided by Operating Activities                                         89,317                  52,905
                                                                                   ---------               ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                        (11,244)                 (1,636)
    Proceeds from sale of marketable securities                                            -                  78,757
                                                                                   ---------               ---------
    Net Cash Provided by (used In) Investing Activities                              (11,244)                 77,121
                                                                                   ---------               ---------

Cash flows from financing activities:
    Proceeds from borrowings                                                           1,619                       -
    Repayment of debt                                                                (43,280)
    Dividends paid                                                                         -                 (65,446)
                                                                                   ---------               ---------

    Net Cash Used In Financing Activities                                            (41,661)                (65,446)
                                                                                   ---------               ---------

Effect of exchange rate changes on cash                                              (12,829)                  3,613
                                                                                   ---------               ---------

Net Increase in cash                                                                  23,583                  68,193

Cash - Beginning of period                                                           179,813                 201,763
                                                                                   ---------               ---------

Cash - End of period                                                               $ 203,396               $ 269,956
                                                                                   =========               =========

Supplemental disclosure cash flow information:
Cash paid for interest                                                             $       -               $       -
                                                                                   =========               =========

Cash paid for income taxes                                                         $       -               $      20
                                                                                   =========               =========

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.


Organization
------------

EMH was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company was granted a broadcasting license in 2005 which extends through_2011. The Company earns its revenue primarily through advertisement sales.

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

Economic and Political Risks
----------------------------

The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Moldova. The financial statements have been prepared assuming the Company will continue as a going

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

concern. 100% of the consolidated assets are located in Moldova and approximately 99% of the consolidated revenue is earned in Moldova.


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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at March 31, 2008 and December 31, 2007, amounted to $108,156 and $102,156, respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on March 31, 2008 and December 31, 2007: at US$1.00: MDL 10.6054: and US$1.00: MDL 11.32.

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

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

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

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". See Note 7 for further discussion.

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

Retransmission Rights
---------------------

The Company enters into agreements for the right to retransmit programs from other television networks. The terms of the agreements are on an annual basis and the costs are expensed over the life of the agreements.

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. For the three months ended March 31, 2008 and 2007, there were no potential common shares outstanding.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007


New Financial Accounting Standards
----------------------------------

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159") providing companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008 did not impact the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141 (R)") "Business Combinations", which replaces SFAS 141 "Business Combinations". This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

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

         In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

2. ACQUISITION

On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L.
(LLC) ("Media Top Prim"), located in Moldova, for 1 million shares of the Company's preferred stock, valued at $4.0 million. The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price will not be less than $4 per share. Media Top Prim's primary activities are in radio and television broadcasting. Media Top Prim earns its revenues primarily through advertisement sales. Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013. The purchase price will be allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim will be included in the Company's consolidated financial statements from May 2, 2008.

The following unaudited proforma summary results of operations assume Media Top Prim had been acquired as of January 1, 2007:

                                               Three Months Ended
                                                   March 31,
                                             2008              2007
                                             ----              ----
            Net sales                     $ 374,448       $ 230,588
            Net earnings                     16,572          11,808
            Earnings per share -
              diluted                     $       -       $       -

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2007. Such information should not be construed as a representation of the future results of operations of the Company.

3. MARKETABLE SECURITIES

At March 31, 2008 and December 31, 2007, marketable securities have a cost and estimated fair value of $250,000. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in April 2009.

4. INVENTORIES

 Inventories are summarized as follows:

                                            March 31,      December 31,
                                              2008            2007
                                              ----            ----
         Raw materials                      $10,427         $ 5,781
         Small tools                          5,081           4,761
                                            -------         -------
                                            $15,508         $10,542
                                            =======         =======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                  March 31,         December 31,
                                                    2008               2007
                                                    ----               ----
    Land                                         $   5,856         $   5,487
    Machinery and equipment                        712,714           666,893
    Construction in progress and other              38,724            36,282
                                                 ---------         ---------
                                                   757,294           708,662
  Less accumulated depreciation                   (599,994)         (540,949)
                                                 ---------         ---------
                                                 $ 157,300         $ 167,713
                                                 =========         =========

Depreciation expense for the three months ended March 31, 2008 and 2007 totalled $22,637 and $19,002, respectively.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

6. NOTES PAYABLE - RELATED PARTIES

   a) In September 2007, a related party advanced $366,449 to the Company. The note is due upon demand with interest at 10% per annum. Payments totalled $328,313. As of March 31, 2008 and December 31, 2007, the amount due the related party was $38,136 and $74,765, respectively. For the three months ended March 31, 2008, interest amounted to $1,619.

   b) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. Interest is 10% per annum and for the three months ended March 31, 2008, interest amounted to $125.

7. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2008 and 15% for 2007. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. No taxes were calculated for the three months ended March 31, 2007 as the tax laws enacted in November 2007 changing the tax rate from 0% to 15% for 2007.

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


8.       STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of March 31, 2008 and 2007 there were 15,053,000 common shares outstanding.

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock.

The net proceeds of the private placement will be primarily used to fund the Company's operations.


9.       COMMITMENTS AND CONTINGENCIES

The Company entered into a retransmission rights agreements with Russian Broadcasting Channels JSC "NTV" and JSC "NTV-Mir" owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation, to retransmit programs from these television networks. The contract is on an long term basis through 2010 and the Company will pay $229,333 per year. For the three months ended March 31, 2008 and 2007, the Company expensed $57,333 and $57,333, respectively.

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

In addition, the resignation of the former officer and directors of EMH took effect upon the close of the share acquisition exchange. The Cabavarum Board of Directors became the Board of Directors of EMH and Chiril Luchinsky became president and Chief Executive Officer. Chiril Luchinsky has resigned in favour of Iurie Bordian on October 14, 2006.

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

Foreign currency accounting

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


Results of Operations

The year 2007 was a period of continuous growth of the market share of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful effort, according to AGB data Analysis, TV7 channel has maintained the second place in the capital of Moldova, Chisinau. The year 2008, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least a 20% commercial quota in Moldova.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007.

REVENUES. Revenues for the period ended March 31, 2008, increased by $ 103,288 or 50% to $309,077 as compared to $205,789 during the same period of 2007. Overall growth was primarily driven by the performance of our advertising segment and continued strategy of developing services.

COST OF SALES. Cost of sales increased by $ 97,089 or 90% to $ 204,809 for the period ending March 31, 2008, from $107,720 for the period ended March 31, 2007. This increase was primarily due to increased sales of the Company.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative Expenses increased by $23,725 or 38% to $86,027 for the period ending March 31, 2008 from $62,302 for the period ended March 31, 2007. This increase was primarily due to the increase in payroll expenses.


OTHER ITEMS. Other income increased by $9,054 or 72%% comparing to $21,603 for the period ended March 31, 2008 to $12,549 for the period ended March 31, 2007 primarily due to consulting income earned in our U.S. operations.

INCOME TAXES. Income taxes were not calculated for the periods ended March 31, 2008 and March 31, 2007 as the Moldovan tax rate was 0% for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

During the fourth quarter of 2007 and continuing into the first quarter of 2008, the Company's revenues have begun to increase to approach levels that are comparable to 2005 levels. The Company expects to invest in new equipment and modernize old equipment and acquire additional licenses and patents for television products. The Company expects that cash flow from increased operations will be sufficient to fund the operations of the Company for the next twelve months as well as fund the Company's investment in new equipment.

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

On May 2, 2008, the Company acquired the common stock of "TNT-Bravo" channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation. The acquisition was made in the Company's preferred stock valued at $4.0 million. The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price will not be less than $4 per share. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. will be included in the Company's consolidated financial statements from May 2, 2008.


On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock. The net proceeds of the private placement will be primarily used to fund the Company's operations.

     During first three months of 2008, the Company has funded its capital requirements through operations. As of March 31, 2008 the Company had a cash balance of $203,396. This compares with a cash balance of $179,813 at December 31, 2007. The Company expects cash flow from operations to fund the Company's operating activities for the next twelve months. The proceeds of $5 million from our recent private placement will enable the Company to expand its present activities.

     During the three months ended March 31, 2008, the Company's cash increased by approximately $24,000, reflecting approximately $89,000 provided by operating activities (principally as a result of net income of $22,000, depreciation of $23,000 and a change in operating assets and liabilities of $44,000) offset, in part, by $43,000 used in debt repayments and $11,000 used for the purchase of equipment.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

         Foreign Currency Risk - Our reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in the Moldovan lei and are translated into United States dollars using exchange rates at the date of the transaction. Our accounting policies and risks associated with foreign currency exposures related to transactions denominated in currencies other than U.S. dollars are discussed above in Item 2 under the caption "Foreign currency accounting". We do not engage in financial transactions for trading or speculative purposes.

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2008, the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officer") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company's internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                     PART II
                                Other Information

Item 1.  LEGAL PROCEEDINGS.

None.



ITEM 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our 10-KSB for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.


31 Certification of Chief Executive Officer and Chief Financial OfficerPursuant to Section 302 of the Sarbanes Oxley Act of 2002.


32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Emerging Media Holdings, Inc.
                                                     (Registrant)

                                      By:   /s/  Iurie Bordian
                                            ------------------------------------
Dated: May 8, 2008                               Iurie Bordian,
                                            Chief Executive Officer and Chief
                                            Financial Officer


EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                   Description
--------------------------------------------------------------------------------
      31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
--------------------------------------------------------------------------------
      32 Certification of Chief Executive and ChiefFinancial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------