Form 10-Q
period 2008-06-30
EMERGING MEDIA HOLDINGS INC
filed 2008-08-13
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2008
                               -------------------------------------------------


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               ---------------------   -------------------------

Commission File Number:  0-52408
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                      Yes[ ]             No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [ ]          Accelerated filer  [ ]

Non-accelerated filer    [ ]          Smaller reporting company  [X]
(Do not check if a smaller reporting company)

As of August 7, 2008, there were 16,303,000 shares of Common Stock, $0.000001 par value, outstanding.

                          Emerging Media Holdings Inc.

                                      Index
                                                                                          Page
Part I             FINANCIAL INFORMATION

         Item 1.   Financial Statements                                                    1

                   Consolidated Balance Sheets as of June 30, 2008
                   (unaudited) and December 31, 2007                                       2

                   Consolidated Statements of Operations for the Six and
                   Three Months Ended June 30, 2008 and 2007 (Unaudited)                   3

                   Consolidated Statements of Cash Flows for the Six and Three             4
                   Months Ended June 30, 2008 and 2007 (Unaudited)

                   Notes to Unaudited Consolidated Financial Statements                  5 - 13

         Item 2.   Management's Discussion and Analysis or Plan of Operation            14 - 20

         Item 3.   Controls and Procedures                                                 21

PART II            OTHER INFORMATION



         Item 6.   Exhibits                                                                22

         Signatures                                                                        22

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

     The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,              December 31,
                                                                      2008                    2007
                                                                      ----                    ----
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                              $ 5,101,071           $   179,813
  Marketable securities                                                 250,000               250,000
  Accounts receivable - net of allowance                                279,795               316,081
  Inventories                                                            11,144                10,542
  Employee receivables and other current assets                         172,963               128,812
                                                                    -----------           -----------

    Total Current Assets                                              5,814,973               885,248

Property, plant and equipment, net                                      140,427               167,713

Goodwill                                                              3,988,122                     -
Other assets                                                            253,790                     -
                                                                    -----------           -----------

TOTAL ASSETS                                                        $10,197,312           $ 1,052,961
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   144,256           $   115,289
  Accrued expenses                                                      138,421                56,546
  Notes payable - related parties                                        88,191                79,765
                                                                    -----------           -----------

    Total Current Liabilities                                           370,868               251,600
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, to be authorized,
    1,000,000 shares of which to be designated at June 30, 2008       4,000,000                     -
  Common stock, $.001 par value, 100,000,000 shares
    authorized; 16,303,000 and15,053,000 shares issued and
    outstanding at June 30, 2008 and December 31, 2007                   16,303                15,053
  Additional paid-in-capital                                          5,027,003                28,253
  Retained earnings                                                     691,316               642,823
  Cumulative other comprehensive income                                  91,822               115,232
                                                                    -----------           -----------

    Total Stockholders' Equity                                        9,826,444               801,361
                                                                    -----------           -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,197,312           $ 1,052,961
                                                                    ===========           ===========

            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Six Months Ended               For the Three Months Ended
                                                            June 30,                                June 30,
                                                    2008                2007               2008                 2007
                                                    ----                ----               ----                 ----
Sales                                          $    645,389        $    526,820        $    336,312        $    321,031
                                               ------------        ------------        ------------        ------------

Costs and expenses:
  Cost of sales                                     373,536             213,283             168,727             105,563
  Selling and marketing expenses                     44,533              34,008              28,262              12,663
  General and administrative expenses               159,828              87,767              91,816              46,810
  Other operating expenses                           32,147              28,898              14,122               2,834
                                               ------------        ------------        ------------        ------------
                                                    610,044             363,956             302,927             167,870
                                               ------------        ------------        ------------        ------------

  Income from operations                             35,345             162,864              33,385             153,161

  Other income (expense):
     Interest expense                                (4,981)                  -              (3,237)                  -
     Interest income                                 32,284              19,656              10,681               7,107
     Loss on sale of fixed assets                   (14,142)                  -             (14,142)                  -
                                               ------------        ------------        ------------        ------------
                                                     13,161              19,656              (6,698)              7,107
                                               ------------        ------------        ------------        ------------

Earnings before provision for income taxes           48,506             182,520              26,687             160,268

Income tax provision                                      -                   -                   -                   -
                                               ------------        ------------        ------------        ------------

Net earnings                                   $     48,506        $    182,520        $     26,687        $    160,268
                                               ============        ============        ============        ============


Earnings per common share -
   basic                                       $       0.00        $       0.01        $       0.00        $       0.01
                                               ============        ============        ============        ============

Earnings per common share -
   diluted                                     $       0.00        $       0.01        $       0.00        $       0.01
                                               ============        ============        ============        ============

Weighted average number of common
  shares outstanding - basic                     15,327,725          15,053,000          16,014,538          15,053,000
                                               ============        ============        ============        ============

Weighted average number of common
  shares outstanding - diluted                   16,327,725          15,053,000          17,014,538          15,053,000
                                               ============        ============        ============        ============



            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                                   June 30,
                                                                         2008                     2007
                                                                         ----                     ----
Cash flows from operating activities:
Net earnings                                                         $    48,506              $   182,520
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation                                                          46,469                   60,738
    (Loss) gain on disposition of fixed assets                           (14,142)                       -
Deferred income taxes                                                       (263)
Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables                             134,452                   48,383
    (Increase) decrease in inventories                                      (602)                  (8,982)
    Decrease in employee receivables and other
      current assets                                                     (44,151)                 (64,432)
    Increase in accounts payable,
      accrued liabilities and income taxes payable                        91,159                  (56,032)
                                                                     -----------              -----------

  Net Cash Provided by Operating
    Activities                                                           261,691                  161,932
                                                                     -----------              -----------


Cash flows from investing activities:
    Deposit on acquisition                                              (253,790)                       -
    Purchase of property, plant and equipment                             (9,859)                 (19,932)
    Proceeds from sale of land                                               419                        -
    Proceeds from sale of marketable securities                                -                   78,757
                                                                     -----------              -----------

  Net Cash Provided by (used In) Investing Activities                   (263,230)                  58,825
                                                                     -----------              -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                                   5,000,000                        -
  Proceeds from borrowings                                                     -                        -
  Repayment of debt                                                      (83,913)                       -
  Cash received upon acquisition                                          11,662                        -
  Dividends paid                                                               -                 (125,476)
                                                                     -----------              -----------

  Net Cash Provided by (Used In) Financing Activities                  4,927,749                 (125,476)
                                                                     -----------              -----------

Effect of exchange rate changes on cash                                   (4,952)                   8,697
                                                                     -----------              -----------

Net Increase in cash                                                   4,921,258                  103,978

Cash - Beginning of period                                               179,813                  201,763
                                                                     -----------              -----------

Cash - End of period                                                 $ 5,101,071              $   305,741
                                                                     ===========              ===========

            See notes to unaudited consolidated financial statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2008 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.


Organization
------------

EMH was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., Analytic Media Group, S.A. ("AMG") and Media Top Prim S.R.L (LLC) ("Media Top Prim"). All the subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company was granted a broadcasting license in 2005 which extends through 2011. The Company earns its revenue primarily through advertisement sales.

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

Cash Equivalents
----------------

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased. At June 30, 2008 and December 31, 2007, cash equivalents approximated $4,718,924 and -0-, respectively.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at June 30, 2008 and December 31, 2007, amounted to $110,573 and $102,156, respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on June 30, 2008 and December 31, 2007: at US$1.00: MDL 9.9214: and US$1.00: MDL 11.32.

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

Goodwill
--------

The Company will test goodwill for impairment annually during the fourth quarter, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discreet financial information is available and reviewed by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share. For the six and three months ended June 30, 2008, there were 1,000,000 potential common shares outstanding. For the six and three months ended June 30, 2007, there were no potential common shares outstanding.

New Financial Accounting Standards
----------------------------------

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

2. ACQUISITION

On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L.
(LLC) ("Media Top Prim"), located in Moldova, for 1 million shares of the Company's preferred stock of a class and series to be authorized, valued at $4.0 million. The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price will not be less than $4 per share. Media Top Prim's primary activities are in radio and television broadcasting. Media Top Prim earns its revenues primarily through advertisement sales. Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013. The purchase price will be allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. As of June 30, 2008, the Company has allocated the purchase price to goodwill.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim will be included in the Company's consolidated financial statements from May 2, 2008.

The following unaudited proforma summary results of operations assume Media Top Prim had been acquired as of January 1, 2007:

                                Six Months Ended
                                    June 30,
                              2008            2007
                              ----            ----
    Net sales              $761,641        $566,465
    Net earnings             62,758         156,070
    Earnings per share -
      diluted              $   0.00        $   0.01



The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2007. Such information should not be construed as a representation of the future results of operations of the Company.

3. GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.

Other intangibles include license agreements, customer lists and retransmission agreements. Amounts assigned to these intangibles will be determined by management. Management will consider a number of factors in determining the allocations, including valuations and independent appraisals.

4. MARKETABLE SECURITIES

At June 30, 2008 and December 31, 2007, marketable securities have a cost and estimated fair value of $250,000. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in April 2009.

5. INVENTORIES

Inventories are summarized as follows:

                                           June 30,     December 31,
                                             2008            2007
                                             ----            ----
             Raw materials                 $ 5,462        $ 5,781
             Small tools                     5,682          4,761
                                           -------        -------
                                           $11,144        $10,542
                                           =======        =======

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                   June 30,     December 31,
                                                     2008           2007
                                                    ----           ----
     Land                                        $       -      $   5,487
     Machinery and equipment                       775,780        666,893
     Construction in progress and other             31,917         36,282
                                                 ---------      ---------
                                                   807,697        708,662
       Less accumulated depreciation              (667,260)      (540,949)
                                                 ---------      ---------
                                                 $ 140,437      $ 167,713
                                                 =========      =========

Depreciation expense for the six months ended June 30, 2008 and 2007 totalled $46,469 and $60,738, respectively.

7. NOTES PAYABLE - RELATED PARTIES

    a)  In September 2007, a related party advanced $366,449 to the Company. The note is due upon demand with interest at 10% per annum. The Company has paid the related party $327,413. As of June 30, 2008 and December 31, 2007, the amount due the related party was $39,036 and $74,765, respectively. For the six months ended June 30, 2008, interest amounted to $2,706.

    b) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. Interest is 10% per annum and for the six months ended June 30, 2008, interest amounted to $375.

    c) During 2007, a related party advanced $44,155 to the Company's Media Top Prim subsidiary. The note is due upon demand with interest at 10% per annum. For the six months ended June 30, 2008, the interest amounted to $1,935.

8. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2008 and 15% for 2007. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. No taxes were calculated for the six months ended June 30, 2007 as the tax laws enacted in November 2007 changing the tax rate from 0% to 15% for 2007.

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

9. STOCKHOLDERS' EQUITY

Common Stock
------------

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of June 30, 2008 and December 31, 2007 there were 16,303,000 and 15,053,000 common shares outstanding, respectively.

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock.

The net proceeds of the private placement will be primarily used to fund the Company's operations.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top prim. The preferred shares are convertible into common shares on a 1:1 basis on the condition the Company's stock price will not be less than $4 per share.

10. COMMITMENTS AND CONTINGENCIES

     a) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC "NTV" and JSC "NTV-Mir" owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation, to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the six months ended June 30, 2008 and 2007, the Company expensed $114,667 and $114,667, respectively.

     b) On June 17, 2008, the Company entered into an agreement to acquire Way Media, LTD ("Way Media"), a Romanian company. Way Media is one of the top five Romanian outdoor advertising companies with a developed network in more than 22 cities. Way Media offers the planning and production of high quality outdoor advertising strategies, as well as installation and maintenance throughout the country of Romania.

     The Company paid a deposit against the purchase price of approximately $254,000 which is included in other assets on the Company's balance sheet at June 30, 2008. The acquisition is subject to due diligence by the Company and is expected to close during August 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta (formerly Cabavarum S.R.L) and Analytic Media Group, S.A. ("AMG"). Both subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales.

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

Foreign currency accounting.
---------------------------

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

Six months ended June 30, 2008 compared to the Six months ended June 30, 2007.

     REVENUES. Revenues for the period ended June 30, 2008, increased by $118,569 or 22% to $645,389 as compared to $526,820 during the same period of 2007. Overall growth was a result of the acquisition of Media Top Prim group of companies.

     COST OF SALES. Cost of Sales increased by $160,253 or 75% to $373,536 for the period ending June 30, 2008, from $213,283 for the period ended June 30, 2007. This increase was primarily due to increased sales of the Company and increased costs for new subsidiaries concerning the reorganization inside of the Company.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative Expenses increased by $82,586 or 68% to $204,361 for the period ending June 30, 2008 from $121,775 for the period ended June 30, 2007. This increase was primarily due to the increase in payroll expenses and marketing expenses for new acquired TV channel.

     OTHER ITEMS. Other income increased by $12,628 or 64% comparing to $32,284 for the period ended June 30, 2008 to $19,656 for the period ended June 30, 2007 primarily due to consulting income earned in our U.S. operations.

     INCOME TAXES. Income taxes were not calculated for the periods ended June 30, 2008 and June 30, 2007 as the Moldovan tax rate was 0% for the two periods.

Three months ended June 30, 2008 compared to the Three months ended June 30, 2007.


     REVENUES. Revenues for the period ended June 30, 2008, increased by $15,281 or 5% to $336,312 as compared to $321,031 during the same period of 2007. Overall growth was a result of the acquisition of Media Top Prim group of companies in May 2008.

     COST OF SALES. Cost of Sales increased by $63,164 or 60% to $168,727 as compared to $105,563 for the period ended June 30, 2007. This increase was primarily due to increased sales of the Company and increased costs for new subsidiaries concerning the reorganization inside of the Company.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative Expenses increased by $60,605 or 102% to $120,078 for the period ending June 30, 2008 from $59,473 for the period ended June 30, 2007. This increase was primarily due to the increase in payroll expenses and marketing expenses for the new acquired TV channel.

     OTHER ITEMS. Other income increased by $3,574 or 50% comparing to $10,681 for the period ended June 30, 2008 to $7,107 for the period ended June 30, 2007 primarily due to consulting income earned in our U.S. operations.

     INCOME TAXES. Income taxes were not calculated for the periods ended June 30, 2008 and June 30, 2007 as the Moldovan tax rate was 0% for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

During 2008, the Company's revenues have begun to increase to approach levels that are comparable to 2005 levels. The Company's main strategic goal is to expand the business in neighboring East European countries, primarily Romania, Ukraine and Russia.

The Company can grow using its internally-generated funds, and it is anticipated that the current projections can be achieved without any external capital infusion. However, since Moldovan as well as Ukrainian and Romanian Television markets are still in their development stages with the overall growth rate well above comparable growth rates in the "matured" markets, there are small/medium-sized companies that are severely undercapitalized, and thus operate with a high degree of inefficiency. With the additional capital, the Company can implement two core strategies:

- Increase shareholders' value by capitalizing on private-to-public arbitrage opportunities and purchasing "revenues" via acquisitions of private undercapitalized businesses and applying economies of scale.

- Increase Shareholders' value by growing the Company's core business internally by investing in its own equipment and production, thus increasing production capacity and competitiveness.

          We believe that both strategies could significantly accelerate the Company's internal growth, while improving its operating cash flow. We intend to purchase operating businesses by spending on average $1 of capital for $1 of revenues of acquired operating business, thus, in effect purchasing operating business (after the application of the economies of scale arbitrage) at an approximate P/E ratio of 4. There is no assurance that we will be able successfully to make any such acquisition or acquisition.

A portion of the existing long-term and short-term investments will be used to fund operations over the next six months. The balance of any excess cash balances will be reinvested on a short-term basis. The market value of long-term investments did not change as the investments were fixed yield bonds with a fixed price and fixed interest rate. There is no secondary market for the fixed yield bonds in the Republic of Moldova, thus the face value of the investments must match the market value at all times.

The Company plans to acquire equipment to produce the broadcast programs (for studios, for breaking news mobile systems, etc); as such, this acquisition and the uplink services might present significant impact on our liquidity and capital resources of the company. The Company believes the cash flows from operations will be sufficient to fund the purchases of this equipment.

On May 2, 2008, the Company acquired the common stock of "TNT-Bravo" channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation. The acquisition was made in the Company's preferred stock of a class and series to be authorized valued at $4.0 million. The preferred shares issuable are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price will not be less than $4 per share. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. will be included in the Company's consolidated financial statements from May 2, 2008.

     On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock. The net proceeds of the private placement will be primarily used to fund the Company's operations.

     During the first six months of 2008, the Company has funded its capital requirements primarily through investing activities. As of June 30, 2008 the Company had a cash balance of $5,101,071. This compares with a cash balance of $179,813 at December 31, 2007. The Company expects cash flow from operations to fund the Company's operating activities for the next twelve months. The proceeds of $5 million from our recent private placement will enable the Company, to expand its present activities.

     During the six months ended June 30, 2008, the Company's cash increased by approximately $4,900,000, reflecting approximately $260,000 provided by operating activities and primarily from the sale of 1,250,000 shares of the Company's common stock for $5,000,000.


Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

New Financial Accounting Standards

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2008, the end of the period covered by this quarterly report, the Chief Executive Officer of the Company (the "Certifying Officer") conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company's internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 6. Exhibits



     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350





                               EMERGING MEDIA HOLDINGS, INC
Date: August 13, 2008          By:  /s/ Iurie Bordian
                                    --------------------------------------------
                                    Iurie Bordian, Chief Executive Officer and
                                    ChiefFinancial Officer


                                    /s/ Oxana Boico
                                    --------------------------------------------
                                    Oxana Boico, Chief Accounting Officer