Form 10-Q
period 2008-09-30
EMERGING MEDIA HOLDINGS INC
filed 2008-11-14
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2008
                               -------------------------------------------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:  0-52408
                       ---------------------------------------------------------

                          EMERGING MEDIA HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NEVADA                                     13-1026995
--------------------------------------------------------------------------------
  (State of other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA                32765
-------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


                                  (407)620-1063
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  [X]         No  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                      Yes  [_]         No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [_]                      Accelerated filer  [_]

Non-accelerated filer    [_]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

As of November 14, 2008, there were 16,293,200 shares of Common Stock, $0.001 par value, outstanding.

                                Emerging Media Holdings Inc.

                                          Index
                                                                                                Page
Part I             FINANCIAL INFORMATION

       Item 1.     Financial Statements                                                           1

                   Consolidated Balance Sheets as of September 30, 2008
                    and December 31, 2007 (unaudited)                                             2

                   Consolidated Statements of Operations for the Nine and
                   Three Months Ended September 30, 2008 and 2007 (Unaudited)                     3

                   Consolidated Statements of Cash Flows for the Nine                           4 - 5
                   Months Ended September 30, 2008 and 2007 (Unaudited)

                   Notes to Unaudited Consolidated Financial Statements                         6 - 15

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                   15 - 21

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    21

       Item 4T.    Controls and Procedures                                                       21


PART II            OTHER INFORMATION


       Item 6.     Exhibits                                                                      22

       Signatures                                                                                23

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

         The results of operations for the nine and three months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                                          December
                                                                               September 30,                 31,
                                                                                   2008                     2007
                                                                                   ----                     ----
CURRENT ASSETS:
    Cash                                                                     $      5,020,577          $      179,813
    Marketable securities                                                             250,000                 250,000
    Accounts receivable - net of allowance                                            376,341                 316,081
    Inventories                                                                        10,498                  10,542
    Employee receivables and other current assets                                     277,233                 128,812
                                                                             ----------------          --------------

       Total Current Assets                                                         5,934,649                 885,248

Property, plant and equipment, net                                                    145,565                 167,713

Goodwill                                                                            3,988,122                       -
Other assets                                                                          253,790                       -
                                                                             ----------------          --------------
TOTAL ASSETS                                                                 $     10,322,126          $   1,052,961
                                                                             ================          ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $        131,951          $      115,289
   Accrued expenses                                                                   202,011                  56,546
   Notes payable related parties                                                       65,376                  79,765
                                                                             ----------------          --------------
       Total Current Liabilities                                                      399,338                 251,600
                                                                             ----------------          --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 1,000,000 shares to be
       authorized and designated                                                    4,000,000                       -
    Common stock, $.001 par value, 100,000,000 shares
       authorized; 16,303,000 and 15,053,000 shares issued and
       outstanding at September 30, 2008 and December 31, 2007                         16,303                  15,053
   Additional paid-in-capital                                                       5,027,003                  28,253
   Retained earnings                                                                  719,324                 642,823
   Cumulative other comprehensive income                                              168,324                 115,232
                                                                             ----------------          --------------
                                                                                    9,930,954                 801,361
   Less: Cost of common stock in treasury, 9800 shares                                 (8,166)                      -
                                                                             ----------------          --------------

      Total Stockholders' Equity                                                    9,922,788                 801,361
                                                                             ----------------          --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     10,322,126          $    1,052,961
                                                                             ================          ==============

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Nine Months Ended             For the Three Months Ended
                                                                    September 30,                          September 30,
                                                                2008               2007               2008                2007
                                                                ----               ----               ----                ----

Sales                                                      $  1,407,114        $    721,466        $    761,725        $    194,646
                                                           ------------        ------------        ------------        ------------
Costs and expenses:
  Cost of sales                                                 852,794             317,723             479,258             104,440
  Selling and marketing expenses                                 87,397              40,299              42,864               6,291
  General and administrative expenses                           367,052             124,590             207,224              36,823
  Other operating expenses                                       44,376              36,642              12,229               7,744
                                                           ------------        ------------        ------------        ------------
                                                              1,351,619             519,254             741,575             155,298
                                                           ------------        ------------        ------------        ------------

  Income from operations                                         55,495             202,212              20,150              39,348

  Other income (expense):
     Interest expense                                            (3,706)                  -               1,275                   -

     Interest income                                             39,178                (362)              6,894                (362)
    (Loss) gain on sale of fixed assets                         (14,465)             23,650                (323)              3,994
                                                           ------------        ------------        ------------        ------------
                                                                 21,007              23,288               7,846               3,632
                                                           ------------        ------------        ------------        ------------

Earnings before provision for income taxes                       76,502             225,500              27,996              42,980
Income tax provision                                                  -                   -                   -                   -
                                                           ------------        ------------        ------------        ------------
Net earnings                                               $     76,502        $    225,500        $     27,996        $     42,980
                                                           ============        ============        ============        ============
Earnings per common share -
   basic                                                   $       0.01        $       0.02        $       0.00        $       0.01
                                                           ============        ============        ============        ============
Earnings per common share -
   diluted                                                 $       0.01        $       0.02        $       0.00        $       0.01
                                                           ============        ============        ============        ============

Weighted average number of common

  shares outstanding - basic                                 15,654,914          15,053,000          16,302,178          15,053,000
                                                           ============        ============        ============        ============
Weighted average number of common

  shares outstanding - diluted                               16,654,914          15,053,000          17,302,178          15,053,000
                                                           ============        ============        ============        ============

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

                                                                                                           For the Nine Months
                                                                                                                  Ended
                                                                                                              September 30,
                                                                                                           2008            2007
                                                                                                           ----            ----
Cash flows from operating activities:

Net earnings                                                                                         $    76,502          $ 225,500
Adjustments to reconcile net earnings to net cash
  provided by operating activities:

     Depreciation                                                                                         69,757            93,526

     Gain on disposition of fixed assets                                                                 (14,465)              362

Deferred income taxes                                                                                          -              (617)
Changes in operating assets and liabilities:

    (Increase) decrease in trade receivables                                                              37,906           (16,802)

    Decrease in inventories                                                                                   44            (6,453)
    (Increase) decrease in employee receivables and other

        current assets                                                                                  (121,965)          (83,406)
     Increase (decrease) in accounts payable,

       accrued liabilities and income taxes payable                                                      168,899            69,284
                                                                                                     -----------          --------


     Net Cash Provided by Operating Activities Activities                                                216,678           281,394
                                                                                                     -----------          --------
Cash flows from investing activities:

    Purchase of property, plant and equipment                                                            (28,252)          (81,659)

    Proceeds from sale of fixed assets                                                                         -             2,622

    Proceeds from sale of marketable securities                                                           (8,166)           78,757

    Proceeds from other investing activities                                                            (253,790)                -

    Proceeds from sale of land                                                                               419                 -
                                                                                                     -----------          --------

   Net Cash Provided by (used In) Investing Activities                                                  (289,789)             (280)
                                                                                                     -----------          --------
Cash flows from financing activities:

   Repayment of debt - related parties                                                                   (84,902)                -

   Proceeds from sale of common stock                                                                  5,000,000                 -

   Proceeds from loans - related parties                                                                   1,607           323,938
   Cash received upon acquisition                                                                         11,662

   Dividends paid                                                                                              -          (525,305)
                                                                                                     -----------          --------
   Net Cash Used In Financing Activities                                                               4,928,367          (201,367)
                                                                                                     -----------          --------
Effect of exchange rate changes on cash                                                                  (14,492)          (16,483)
                                                                                                     -----------          --------
Net Increase in cash                                                                                   4,840,764            63,264

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                        For the Six Months Ended
                                                                                                              September 30,
                                                                                                    2008                     2007
                                                                                                    ----                     ----

Cash - Beginning of period                                                                           179,813                 201,763
                                                                                                  ----------                --------
Cash - End of period                                                                              $5,020,577                $265,027
                                                                                                  ==========                ========

Supplemental disclosure cash flow information:


Cash paid for interest                                                                            $       -                 $     -
                                                                                                  ==========                ========

Cash paid for income taxes                                                                        $       -                 $     -
                                                                                                  ==========                ========

See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2008 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made. The information for the consolidated balance sheet as of December 31, 2007 was derived from audited financial statements.


Organization
------------

EMH was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., Analytic Media Group, S.A. ("AMG"), Media Top Prim S.R.L (LLC) ("Media Top Prim") and AlKasar Media Services Ltd. All the subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company was granted a broadcasting license in 2005 which extends through 2011. The Company earns its revenue primarily through advertisement sales.

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

In April 2007, Cabavarum changed its name to Media Alianta.


Significant Accounting Policies
-------------------------------


Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as minority interests. The minority ownership of the Company's earnings or loss is classified as "Minority Interest in Earnsing or Loss of Consolidated Subsidiaries" in the consolidated statement of operations.

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

Cash Equivalents
----------------

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased. At September 30, 2008 and December 31, 2007, cash equivalents approximated $4.6 million and -0-, respectively.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are repaid within twelve months and are interest free. Receivables from employees at September 30,

2008 and December 31, 2007, amounted to $100,602 and $102,156, respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on September 30, 2008 and December 31, 2007: at US$1.00: MDL 10.358: and US$1.00: MDL 11.32.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilative effect on earnings per share. For the nine and three months ended September 30, 2008, there were 1,000,000 potential common shares outstanding. For the nine and three months ended September 30, 2007, there were no potential common shares outstanding.

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


In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

 2. ACQUISITION

On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L.
(LLC) ("Media Top Prim"), located in Moldova, and agreed to issue 1,000,000 shares of the Company's preferred stock, of a class and series to be authorized, valued at $4.0 million. The preferred shares would be convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price will not be less than $4 per share. Media Top Prim's primary activities are in radio and television broadcasting. Media Top Prim earns its revenues primarily through advertisement sales. Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013. The purchase price will be allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal. As of September 30, 2008, the Company has allocated the purchase price to goodwill.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim will be included in the Company's consolidated financial statements from May 2, 2008.

The following unaudited proforma summary results of operations assume Media Top Prim had been acquired as of January 1, 2007:

                                          Nine Months Ended
                                            September 30,'
                                        2008            2007
                                        ----            ----
           Net sales                 $1,509,114        $923,372
           Net earnings                  88,220          21,862
           Earnings per share -
            diluted                       $0.01           $0.00


The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2007. Such information should not be construed as a representation of the future results of operations of the Company.

3. JOINT VENTURE

In August 2008, the Company announced the creation of a new advertising company, Alkasar Media Services Ltd. The Company and Alkasar Region LLC have agreed to become partners to promote new advertising technologies in Republic of Moldova in the media buying business.

Alkasar Regional LLC is affiliated to Gazprom - Media JSC advertising agency, selling advertising in more then 80 of the largest Russian cities, such as Moscow, St. Petersburg and others.

4. GOODWILL AND INTANGIBLES

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

5. MARKETABLE SECURITIES

At September 30, 2008 and December 31, 2007, marketable securities have a cost and estimated fair value of $250,000. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in April 2009.

6. INVENTORIES

 Inventories are summarized as follows:

                                    September 30,       December 31,
                                        2008               2007
                                        ----               ----
              Raw materials           $  5,053           $  5,781
              Small tools                5,445              4,761
                                      --------           --------
                                      $ 10,498           $ 10,542
                                      ========           ========


7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                               2008                2007
                                               ----                ----
     Land                                    $       -         $   5,487
     Machinery and equipment                   777,125           666,893
     Construction in progress and other         30,572            36,282
                                             ---------         ---------
                                               807,697           708,662
       Less accumulated depreciation          (662,132)         (540,949)
                                             ---------         ---------
                                             $ 145,565         $ 167,713
                                             =========         =========


Depreciation expense for the nine months ended September 30, 2008 and 2007 totalled $69,757 and $93,526, respectively.

8. NOTES PAYABLE - RELATED PARTIES

     a) In September 2007, a related party advanced $366,449 to the Company. The note is due upon demand with interest at 10% per annum. The Company has paid the related party $348,368. As of September 30, 2008 and December 31, 2007, the amount due the related party was $18,876 and $74,765, respectively. For the nine months ended September 30, 2008, interest amounted to $3,331.

     b) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. Interest is 10% per annum and for the nine months ended September 30, 2008, interest amounted to $375.

     c) During 2007, a related party advanced $44,155 to the Company's Media Top Prim subsidiary. The note is due upon demand with interest at 10% per annum. Media Top Prim repaid the loan during the nine months ended September 30, 2008.

     d) During 2008, a related party advanced $ 38,703 to the Company's Media Top Prim subsidiary. The note is due upon demand.


9. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2008 and 15% for 2007. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. No taxes were calculated for the nine months ended September 30, 2007 as the tax laws enacted in November 2007 changing the tax rate from 0% to 15% for 2007.

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

10. STOCKHOLDERS' EQUITY

Common Stock
------------

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock. As of September 30, 2008 and December 31, 2007 there were 16,303,000 and 15,053,000 common shares outstanding, respectively.

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock. The net proceeds of the private placement will be primarily used to fund the Company's operations.

Preferred Stock
---------------

In connection with the acquisition of Media Top prim 1,000,000 shares of preferred stock, of a class and series to be authorized, are designated for issuance. The preferred shares would convertible into common shares on a 1:1 basis on the condition the Company's stock price will not be less than $4 per share.

Treasury Stock
--------------

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market. As of September 30, 2008, the Company repurchased 9,800 shares in the amount of $8,166. No shares have been repurchased subsequent to September 30, 2008.

11. COMMITMENTS AND CONTINGENCIES

         a) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC "NTV" and JSC "NTV-Mir" owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation, to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the nine months ended September 30, 2008 and 2007, the Company expensed $172,000 and $172,000, respectively.

         b) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC "TNT-Teleset" owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation, to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $142,400 per year. For the nine months ended September 30, 2008 and 2007, the Company expensed $106,800 and $106,800, respectively.

         c) On June 17, 2008, the Company entered into an agreement to acquire Way Media, LTD ("Way Media"), a Romanian company. Way Media is one of the top five Romanian outdoor advertising companies with a developed network in more than 22 cities. Way Media offers the planning and production of high quality outdoor advertising strategies, as well as installation and maintenance throughout the country of Romania.

         The Company paid a deposit against the purchase price of approximately $254,000 which is included in other assets on the Company's balance sheet at September 30, 2008. The acquisition is subject to due diligence by the Company and is expected to close during December 2008.


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

Results of Operations

The year 2007 was a period of continuous growth in the market share of our channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful efforts, according to AGB data Analysis, TV7 channel has maintained is the second most viewed channel in the capital of Moldova, Chisinau. In the year 2008, based on the TV viewers' data and assessment of professional TV market observers, channel TV7 is expected to have at least 20% of the commercial market share in Moldova.

Nine Months ended September 30, 2008 compared to the Nine Months ended September 30, 2007.

     REVENUES. Revenues for the nine-month period ended September 30, 2008, increased by $685,648 or 95% to $1,407,114 as compared to $721,466 during the comparable period of 2007. Overall growth was a result of the acquisition of the Media Top Prim group of companies.

     COST OF SALES. Cost of sales increased by $535,071 or 168% to $852,794 for the period ending September 30, 2008, from $ 317,723 for the comparable period in 2007. This increase was primarily due to increased sales for the Company and increased costs of new subsidiaries in connection with the internal reorganization of the Company.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $289,360 or 175% to $454,449 for the nine-month period ending September 30, 2008 from $164,889 for the comparable period in 2007. This increase was primarily due to the increase in payroll expenses and marketing expenses for the newly acquired TV channel.

     OTHER ITEMS. Other income decreased by $2,281, or 9.8%, comparing $21,007 for the nine-month period ended September 30, 2008 to $23,288 for the comparable period in 2007, primarily due to a decrease in interest income and a decrease in the loss on sale of fixed assets.

     INCOME TAXES. Income taxes were not calculated for the periods ended September 30, 2008 and September 30, 2007 as the Moldovan tax rate was 0% for the two periods.

     Three Months ended September 30, 2008 Compared to the Three Months ended September 30, 2007.

     REVENUES. Revenues for the three-month period ended September 30, 2008, increased by $567,079 or 291% to $761,725 as compared to $194,646 during the comparable period of 2007. Overall growth was a result of the acquisition of Media Top Prim group of companies in May 2008.

     COST OF SALES. Cost of sales in the three months ended September 30, 2008 increased by $374,818 or 359% to $479,258 as compared to $104,440 for the comparable period in 2007. This increase was primarily due to increased sales for the Company and increased costs of new subsidiaries in connection with the internal reorganization inside of the Company.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $206,974 or 480% to $250,088 for the three-month period ending September 30, 2008 from $43,114 for the comparable period in 2007. This increase was primarily due to the increase in payroll expenses and marketing expenses for the newly acquired TV channel.

     OTHER ITEMS. Other income increased by $4,214 or 116% in the three-month period ending September 30, 2008, comparing to $3,632 for the comparable period in 2007, primarily due to a loss on the sale of fixed assets and an increase in interest income.

     INCOME TAXES. Income taxes were not calculated for the periods ended September 30, 2008 and September 30, 2007 as the Moldovan tax rate was 0% for the two periods.


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

     We believe that both strategies could significantly accelerate the Company's internal growth, while improving its operating cash flow. We intend to purchase operating businesses by spending on average $1 of capital for $1 of revenues of acquired operating business, thus, in effect purchasing operating business (after the application of the economies of scale arbitrage) at an approximate P/E ratio of 4. There is no assurance that we will be able successfully to make any such acquisition or acquisitions.

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

On May 2, 2008, the Company acquired the common stock of "TNT-Bravo" channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation. The acquisition was agreed to be made in the Company's preferred stock, of a class and series to be authorized, valued at $4.0 million. The preferred shares issuable would convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price was not be less than $4 per share. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. will be included in the Company's consolidated financial statements from May 2, 2008.

     On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock. The net proceeds of the private placement will be primarily used to fund the Company's operations.

     During the first nine months of 2008, the Company has funded its capital requirements primarily through investing activities. As of September 30, 2008 the Company had a cash balance of $5,020,577. This compares with a cash balance of $179,813 at December 31, 2007. The Company expects cash flow from operations to fund the Company's operating activities for the next twelve months. The proceeds of $5 million from our recent private placement will enable the Company to expand its present activities.


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

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Risk - The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries' local currency, the Moldovan lei, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar. At the end of each reporting period the lei amounts for the receivables, bank debts and accounts payable of our Moldova subsidiaries that are denominated in U.S. dollars are adjusted to reflect the amount in lei expected to be received or paid when the receivable is collected or the liability settled on the basis of the exchange rate at the end of the period. These adjustments also produce foreign currency transaction gains or losses which are recorded in the results of operations.

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


ITEM 4T. CONTROLS AND PROCEDURES

As of September 30, 2008, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the "Certifying Officer") conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company's internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                     PART II

                                Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008, which could materially affect our business, financial condition and/or operating results. There are material risks in addition to the risk factors previously disclosed such Annual Report, which additional risk factors are relevant to and should be considered in connection with an evaluation of our telecommunications businesses. These additional risks are as follows.


Recent Constraints on the Availability of Credit in the Worldwide Banking System may Affect our Results of Operations.

We are engaged in radio and television broadcasting in the Republic of Moldova. Recent constraints on the availability of credit in the worldwide banking system could adversely affect the radio and television advertising budgets of our customers and have a consequent adverse effect on our results of operations. As a result, we would face risks of:

     o possible reduction of our customers' advertising budgets since, in addition to our local customers, many of our customers are part of a company with worldwide operations;

     o currency fluctuations resulting from economic conditions in the Republic of Moldova; and

     o possible economic instability in our markets in the Republic of Moldova.

We Could Face Limitations on our Ability to Access the Capital Markets.

Although we have no plans at this time to access the capital markets to raise funds through the sale of equity or debt securities, our ability to access the capital markets would be subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets would be more limited until stability re-emerges in these markets.




Item 6. Exhibits




Exhibit No.                Description of Exhibit
-----------                ----------------------
31 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)
32 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.Section 1350






                                  EMERGING MEDIA HOLDINGS, INC

Date: November  14, 2008          By:  /s/ Iurie Bordian
                                       -----------------------------------------
                                       Iurie Bordian, Chief Executive Officer
                                       and Chief Financial Officer

                                       /s/ Oxana Boico
                                       -----------------------------------------

                                       Oxana Boico, Chief Accounting Officer