Form 10-K
period 2008-12-31
EMERGING MEDIA HOLDINGS INC
filed 2009-03-31
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2008
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File No. 000-52408

                          EMERGING MEDIA HOLDINGS, INC.
             (Exact name of Registrant as Specified in Its Charter)

                 Nevada                                    13-1026995
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

    1809 E. BROADWAY ST., SUITE 175, OVIEDO, FL                  32765
    (Address of principal executive offices)                   (Zip Code)

           Issuer's Telephone Number, Including Area Code:  (806) 688-9697

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes [ ]   No [X]

Indicate by checkmark if the registrant is not required to file reports to
Section 13 or 15(d)Of the Act.        [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         [X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [  ]                    Accelerated filer  [  ]

Non-accelerated filer    [  ]                    Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                        [  ]  Yes        [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $19,058,700.

Number of shares of Common Stock outstanding as of March 31, 2009: 16,303,000 shares.

Documents incorporated by reference:  None


                                                      TABLE OF CONTENTS



PART I.........................................................................................1

Item 1. Business...............................................................................1

Item 1A. Risk Factors..........................................................................3

Item 1B. Unresolved Staff Comments.............................................................6

Item 2. Properties.............................................................................6

Item 3. Legal Proceedings......................................................................7

Item 4. Submission of Matters to a Vote of Security Holders....................................7

PART II........................................................................................8

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer
Purchases of Equity Securities.................................................................8

Item 6. Selected Financial Data................................................................9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations.....................................................................................9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................14

Item 8. Financial Statements and Supplementary Data...........................................16

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial
Disclosure....................................................................................17

Item 9A (T). Controls and Procedures..........................................................17

Item 9B. Other Information....................................................................17

PART III......................................................................................18

Item 10. Directors, Executive Officers, and Corporate Governance..............................18

Item 11. Executive Compensation...............................................................22

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters...........................................................................23

Item 13. Certain Relationships and Related Transactions, and Director Independence............23

Item 14.  Principal Accountant Fees and Services..............................................24

Item 15. Exhibits and Financial Statement Schedules...........................................25

SIGNATURES....................................................................................25

                                     PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," "AMG" "Media Alianta", "Media Top Prim S.R.L.", "Alkasar Media Services" S.R.L. and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were formerly known as China Bio Health Group, Inc and were incorporated under the laws of the State of Nevada on September 3, 2003. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, Media Alianta (before Cabavarum) , the 100% owner of Analiticmedia-Grup, both Moldovan companies ("AMG"). AMG was formed in October, 1998 as a Republic of Moldova limited liability company, which is comparable to a limited liability company in the United States. Since 2006, AMG is an exclusive operator in Moldova of Russian TV channels "NTV federal television channel" and "NTV-PLUS satellite". These programs are owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation. AMG's main business is the production and broadcasting of television programs and news reports primarily for the Moldovan viewing audience.

On May 2, 2008, the Company acquired the common stock of "TNT-Bravo" channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation. The acquisition agreement provided for the acquisition to be made in the Company's preferred stock, of a class and series to be authorized, valued at $4.0 million. The preferred shares issuable would convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price was not be less than $4 per share. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. will be included in the Company's consolidated financial statements from May 2, 2008.


We own 100% of the equity interests in AMG and Media Top Prim S.R.L. All of our operations are conducted through our subsidiaries, and the following discussion of our business includes the businesses of AMG and Media Top Prim S.R.L.


On August 20, 2008, the Company became a 50% partner with Alkasar Region LLC and created a new advertising agency, Alkasar Media Services S.R.L., an exclusive seller for both TV channels TV7 NTV and TNT.


Business

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

All references to financial information are in U.S. dollars, unless otherwise noted.


AMG was formed in October of 1998 to acquire media holdings in Moldova and surrounding countries and to broadcast and publish acquired and original media content. In 1998, AMG signed a contract with Russian Public Television ("ORT") to broadcast its programs in Moldova. In 1999, AMG established the newspaper "Vremea" and took over management of the newspaper "De Facto ". In 2002, AMG sold its newspaper holdings to focus on the fast growing television market. At the beginning of 2003 AMG held an estimated 60%-70% of the advertisement market of Moldova, a position confirmed by TNS GALLUP Media and AGB Nielsen Media Research through the official television channels rating process in Moldova.

In September of 2005, shareholders of AMG voted to create a separate frequency for their television channel and give up operating on the state television frequency, thus giving up a large portion of the Company's revenues. On March 1, 2006, AMG launched its own television channel (TV7) that broadcasts on the 43rd decimeters frequency. AMG signed a contract with the Russian television companies NTV and NTV World (collectively "NTV") that are in the leading group of television channels in Russia. Both are owned by Gasprom Media. On March 6, 2006, the News Department of TV7 started to broadcast the "News Bulletin" a specialized news program.


In August 2008, we announced the creation of a new advertising company, Alkasar Media Services S.R.L., in which we are partners with Alkasar Region LLC to promote new advertising technologies in Republic of Moldova in the media buying business. Alkasar Region LLC is affiliated with the Gazprom-Media JSC advertising agency, selling the advertising in more than 80 of the largest Russian cities, such as Moscow, St. Petersburg and others. Gazprom-Media JSC is the exclusive agent for advertising time on five Russian federal television channels and controls more than 25% of Russian television advertising, being Russia's second largest agent in the television advertising market. The Company's decision to create the partnership was to utilize the experience of Gazprom-Media as the exclusive seller of advertising time on the NTV federal television channel, the TNT regional network and NTV-PLUS satellite television in Russia. ( www.ra-alkasar.ru, www.gpm.ru/en/advertising.xml)


Products

EMH's products consist of programs produced by the Russian TV channels NTV, TNT and in-house production programs. NTV is a news channel. Traditionally news programs are watched by the largest audiences. NTV is the only broadcasting company in Russia that on a daily basis prepares more than 10 news programs(http://www.gazprom-media.com/en/tel/ntv/).TNT channel possesses a unique affinity on audiences aged 18-45 and 18-30, which are of greatest commercial interest for the sponsors. Focusing on entertainment, "TNT-Bravo" broadcasts an optimal mix of programs that are of interest to its target audience. The split of the two TV channels content for different types of viewers allows the Company to find the best solutions to secure brand advertisers with the targeted audience.



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

The revenues of the Company are dependent on advertising sales and broadcasting sponsorships.

Sales and Marketing

The year 2006 was the initial period of formation of channel TV7. During this period TV7 channel focused on increasing its audience.

TV7 is among the three leaders in the television broadcasting industry in Moldova based on commercial quota or market share and ratings. In 2006, TV7 reached the second place among other TV channels in Moldova, with 21.6% of the commercial market share for the Capital of Moldova and 9% of the commercial market share for the Republic of Moldova as a whole.

During 2007, TV7 increased its commercial market share up to 26.2% for the Capital of Moldova and up to 14.9% of the commercial quota for the Republic of Moldova as a whole.

In 2008, the growth in the commercial market share was a result of the acquisition of the TNT channel and updated marketing strategies. TV7(NTV) and TNT channels together represented a 28.5% commercial market share for the Capital of Moldova and a 25.6% commercial market share for the Republic of Moldova as a whole.


Competition

The channel's competition in the Moldovan broadcasting market consists of other news programs and the market share indicators (referred to sometimes as "quotas") are based on both the number of people watching and third party ratings. Other non state-owned news channels in Moldova are NIT channel and Pro-TV channel, with 8.45% and 2.3% respectively of the commercial market share for the Capital of Moldova and 7.15% and 2.16%, respectively, of the commercial market share for the country.

The Company's competitive advantage in the market is its news broadcasting and a strong brand name. According to an AGB Nielsen Media Research independent marketing study conducted in 2007, TV7 is among the three most popular news channels in Moldova.


Employees

As of December 31, 2008, we employed a total of 82 employees, all of whom are full-time. The average age of employees is less then 40 years old, more then 50% of employees are higly educated, and more then 75% of employees are involved in the production process. We do not typically hire part-time workers, and do not anticipate doing so in the foreseeable future. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.



Item 1A. Risk Factors.

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

We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, a majority of our director and almost all of our operating assets are located outside the U.S. in the Republic of Moldova. As a result, it may not be possible to effect service of process upon our director in the Republic of Moldova, nor may it be possible to enforce judgments of U.S. courts against this director or our assets. Any judgments of U.S. courts against our director residing in the Republic of Moldova will have to be domesticated in the Republic of Moldova in accordance with the Moldovan civil code, including the code of civil procedure and related laws and directives approved by the Moldovan Parliament and the Plenum of the Supreme Court Justice of the Republic of Moldova. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Moldova. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Moldova. There is no treaties between U.S. and Republic of Moldova.

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


                                                                  Fiscal Year

                                                            2006        2007     2008

               Exchange rate at end of period              12.915      11.325   10.4

Average exchange rate during period (1)                    13.07       12.16    10.32

Highest exchange rate during period                        13.32       13.03    11.32

Lowest exchange rate during period                         12.915      11.26    9.65

------------------------------------------------------------------------------------------

(1) The average of the exchange rates on the last day of each quarter during the applicable period.


Item 1B. Unresolved Staff Comments.

Not applicable.



Item 2. Properties.

Corporate Offices


We are presently seeking to lease office space for our corporate offices in the U.S. Our corporate offices for our production operations in the Republic of Moldova are located at three different places: 1, Aleco Russo, Chisinau, Moldova, where we own approximately 8,634 square feet of office space for TV7 NTV channel, 21, bld. Moscovei, 12th floor, where we own 700 square feet for TNT TV channel, 202, bld. Stefan cel Mare, 9th floor where we own 2,352 square feet for advertising agency Alkasar Media Services. We believe that our existing facilities are adequate to support our existing operations and that, if needed; we will be able to obtain suitable additional facilities on commercially reasonable terms.


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


Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

                                                                 High        Low

Fiscal Year Ended December 31, 2007

Quarter Ended December 31, 2007                              $   10.00  $   4.26

Quarter Ended September 30, 2007                                  2.30      1.01

Quarter Ended June 30, 2007                                       1.00      0.75

Fiscal Year Ended December 31, 2008

Quarter Ended December 31, 2008                                   1.00       .08

Quarter Ended September 30, 2008                                  2.40       .58

Quarter Ended June 30, 2008                                       4.30      1.45

Quarter Ended March 31, 2008                                      8.85      2.80

Fiscal Year Ended December 31, 2009

Quarter Ended March 31, 2009 (through March 27, 2009               .40       .10



Holders

As of March 1, 2009, there were approximately 111 holders of record of our common stock.


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



Recent Sales of Unregistered Securities


Not applicable.

Purchases of Equity Securities by the Registrant


None.



Item 6. Selected Financial Data.


Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report.


General


Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta ( formerly Cabavarum S.R.L), Analytic Media Group, S.A. ("AMG"), "Media Top Prim S.R.L." and "Alkasar Media Services S.R.L.". All subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales.

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

Results of Operations

The year 2008 was a period of continuous growth of the market share of channel TV7. During this period the TV channel focused on increasing its audience. As a result of our successful efforts, according to AGB data Analysis, TV7 channel has maintained the second place in the Capital of Moldova, Chisinau. The Company also acquired the TNT channel which added to its growth.


Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

     REVENUES. The net revenues in 2008 amounted to $1,872,892, an increase of 64% from net revenue of $1,139,415 in 2007. Overall growth was primarily driven by the performance of our advertising segment of the newly acquired TV channel TNT and continued strategy of developing services at TV7.

     COST OF SALES. Cost of Sales increased by $ 529,400 or 109% to $1,012,717for the fiscal year ending December 31, 2008, from $483,317 for the fiscal year ended December 31, 2007. This increase was primarily due to increased sales as a result of growth of the Company's commercial quota or market share. We experienced a further decrease of gross margin during 2009 due to our increasing focus on the production of high quality broadcasting, which required purchases of more expensive services.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $ 498,692 or 124% to $899,304for the fiscal year ending December 31, 2008 from $400,612 for the fiscal year ended December 31, 2007. This increase was primarily due to the increase in payroll expenses relating to our recently established advertising joint venture and the write-off of approximately $90,000 of bad debts.

     INCOME FROM OPERATIONS. As a result of the launch of the new project, income from operations decreased by $294,617 to a loss of $(39,131)for the fiscal year ended December 31, 2008, from income $255,486 for the fiscal year ended December 31, 2007.

     OTHER ITEMS. The net loss from sale of fixed assets was $(20,147) for the fiscal year ended December 31, 2008, as compared to a gain from sales of fixed assets for the fiscal year ended December 31, 2007 of $791. Other income was $30,879for the fiscal year ended December 31, 2008 and $19,316 for the fiscal year ended December 31, 2007. The increase was due to interest earned on our excess cash.

     INTEREST EXPENSE. Interest expense was $4,706 for the fiscal year ended December 31, 2008 as compared to $6,185 for the fiscal year ended December 31, 2007. This decrease was primarily due to the repayment of debt to a related party during the fiscal year 2008.

     INCOME TAXES. The provision for income taxes decreased by $68,459 to $-0-for the fiscal year ended December 31, 2008, from $68,459 for the fiscal year ended December 31, 2007. This decrease is the result of a 0% income tax rate for 2008, compared to an income tax rate of 15% in 2007.

     NET INCOME. Net income decreased by $150,225 to $50,724 for the fiscal year ended December 31, 2008, from a net income of $200,949 for the fiscal year ended December 31, 2007. This decrease was due to significant increases in expenses.



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

On May 2, 2008, the Company acquired the common stock of "TNT-Bravo" channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation. The acquisition was agreed to be made in the Company's preferred stock, of a class and series to be authorized, valued at $4.0 million. The preferred shares issuable are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price was not be less than $4 per share. The Company and the preferred shareholders are currently in negotiations should the price of the Company's common stock be less than $4 per share at the time of conversion. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. will be included in the Company's consolidated financial statements from May 2, 2008.

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock. The net proceeds of the private placement being are primarily used to fund the Company's operations.

During 2008, the Company has funded its capital requirements primarily through financing activities. As of December 31, 2008 the Company had a cash balance of $1,334,738. This compares with a cash balance of $179,813 at December 31, 2007. The Company expects cash flow from operations to fund the Company's operating activities for the next twelve months. The proceeds of $5 million from our recent private placement will enable the Company to expand its present activities.


Cash and cash equivalents increased by $1.2 million for the year ended December 31, 2008. The increase is primarily attributable to the proceeds from the sale of common stock of $5.0 million and approximately $400,000 provided by operating activities (principally depreciation and amortization expense of $120,000 and net income of $50,000) offset by investing activities of approximately $4.1 million (principally an advance of $3.8 million to a third party and a deposit on a terminated investment of approximately $250,000).

Off Balance Sheet Arrangements


We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.


Inflation

To date inflation has not had a material impact on our operations.



New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 5 for disclosures related to the Company's financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.


In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 did not have a material impact on its financial statements.



In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 "Business Combinations". This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.


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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate and Investment Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of interest rates. Due to the short-term nature of our investments, we believe that there is not a material risk exposure. The Company's cash and cash equivalents are concentrated primarily in four banks in Moldova. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company's financial instruments are financially sound and, accordingly, minimal investment risk is believed to exist with respect to these financial instruments

     Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. Accounts receivable are reviewed daily and credit is given after the review of the Company's credit policies. As a result we do not anticipate any material losses in this area.

     Foreign Exchange Risk - The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries' local currency, the Moldovan lei, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar.

Item 8. Financial Statements and Supplementary Data.




                          EMERGING MEDIA HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007

                 EMERGING MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                           F-1

Consolidated balance sheet as of December 31, 2008 and 2007                       F-2

Consolidated statements of operations for the years ended December 31, 2008
 and 2007                                                                         F-3

Consolidated statements of stockholders' equity for the years ended
 December 31, 2008 and 2007                                                       F-4

Consolidated statements of cash flows for the years ended  December 31, 2008
 and 2007                                                                       F-5 - F-6

Notes to consolidated financial statements.                                     F-7 - F-23

Wiener, Goodman & Company, P.C.
Certified Public Accountants & Consultants
Ten Industrial Way East, Suite 2
Eatontown, NJ 07724

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Emerging Media Holdings Inc.
Chisinau, Moldova

We have audited the accompanying consolidated balance sheets of Emerging Media Holdings Inc. (collectively, the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey


March 31, 2009

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              December 31,
                                                                         2008              2007
                                                                         ----              ----
CURRENT ASSETS:
  Cash                                                              $  1,334,738       $    179,813
  Marketable securities                                                  250,000            250,000
  Note receivable                                                      3,840,000                  -
  Accounts receivable - net of allowance                                 262,889            316,081
  Inventories                                                              5,728             10,542
  Employee receivables and other current assets                          458,024            128,812
                                                                    ------------       ------------

     Total Current Assets                                              6,151,379            885,248

Property, plant and equipment, net                                       109,026            167,713

Intangible assets - net                                                  314,857                  -
Goodwill                                                               3,639,645                  -
                                                                                       ------------

TOTAL ASSETS                                                        $ 10,214,907       $  1,052,961
                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $     87,958       $    115,289
  Accrued expenses                                                       179,893             56,546
  Current portion of capital lease obligation                              2,967                  -
  Notes payable - related parties                                         47,123             79,765
                                                                    ------------       ------------

     Total Current Liabilities                                           317,941            251,600
                                                                    ------------       ------------

LONG-TERM LIABILITIES:
  Capital lease obligation - less current portion                          6,357                  -
                                                                                       ------------

     Total Liabilities                                                   324,298            251,600
                                                                    ------------       ------------

Minority interests                                                             -                  -

Commitments and Contingencies                                                  -                  -

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 1,000,000 shares to be
     designated at December 31, 2008 - at stated value                 4,000,000                  -
  Common stock, $.001 par value, 100,000,000 shares
     authorized; 16,303,000 and 15,053,000 shares issued
     at December 31, 2008 and 2007                                        16,303             15,053
  Additional paid-in-capital                                           5,027,003             28,253
  Retained earnings                                                      693,547            642,823
  Cumulative other comprehensive income                                  162,993            115,232
                                                                    ------------       ------------
                                                                       9,899,846            801,361
  Less: Cost of common stock in treasury, 9,800 shares                    (9,237)                 -
                                                                    ------------       ------------

     Total Stockholders' Equity                                        9,890,609            801,361
                                                                    ------------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 10,214,907       $  1,052,961
                                                                    ============       ============

                 See Notes to Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Years Ended
                                                                 December 31,
                                                            2008              2007
                                                            ----              ----

Sales                                                 $    1,872,892    $    1,139,415
                                                      --------------    --------------

Costs and expenses:
  Cost of sales                                            1,012,717           483,317
  Selling and marketing expenses                             120,565            60,714
  General and administrative expenses                        644,477           244,365
  Other operating expenses                                   134,264            95,533
                                                      --------------    --------------
                                                           1,912,023           883,929
                                                      --------------    --------------

  Income (loss) from operations                              (39,131)          255,486

Other income (expense):
  Other income                                                30,879            19,316
  Interest expense                                            (4,706)           (6,185)
  Interest income                                             83,569                 -
  Minority share of Alkasar Media Services S.R.L.
  net loss                                                       260                 -
  (Loss) gain on sale of fixed assets                        (20,147)              791
                                                      --------------    --------------
                                                              89,855            13,922
                                                      --------------    --------------

Earnings before provision for income taxes                    50,724           269,408

Provision for income taxes                                         -            68,459
                                                      --------------    --------------

Net earnings                                          $       50,724    $      200,949
                                                      ==============    ==============

Earnings per common share - basic                     $         0.00    $         0.01
                                                      ==============    ==============
Earnings per common share - diluted                   $         0.00    $         0.01
                                                      ==============    ==============
Weighted average number of common
  shares outstanding - basic                              15,814,048        15,053,000
                                                          ==========        ==========
Weighted average number of common
  shares outstanding - diluted                            16,814,048        15,053,000
                                                          ==========        ==========

                 See Notes to Consolidated Financial Statements

                                EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEAR ENDED DECEMBER 31, 2008

                                                                                                               Cumulative
                                                                                                                 Other
                                    Compre-       Preferred Stock         Common Stock     Additional            Compre-
                                    hensive     Number of              Number of              Paid    Retained   hensive   Treasury
                             Total  Income      Shares     Amount       Shares    Amount   In Capital Earnings   Income     Stock
                             -----  ------      ------     ------       ------    ------   ---------- --------   ------     -----
Balance January 1, 2007     $  493,078                    $          - 15,053,000 $  15,053 $   28,253 $441,874 $    7,898 $      -

Net income, year ended
 December 31, 2007             200,949 $  200,949                                                       200,949

Currency translation           107,334    107,334                                                                  107,334
                                       ----------

 Comprehensive income                  $  308,283
                                       ==========
                            ----------            --------- ---------- ---------- --------- ---------- -------- ---------- --------
Balance, December 31, 2007     801,361                    -          - 15,053,000    15,053     28,253  642,823    115,232        -


Sale of common stock         5,000,000                                  1,250,000     1,250  4,998,750

Issuance of preferred
 stock                       4,000,000            1,000,000  4,000,000

Purchase of 9,800 shares of
treasury stock                                                                                                               (9,237)

Net income year ended
 December 31, 2008              50,724 $   50,724                                                        50,724

Currency translation            47,761     47,761                                                                   47,761
                                       ----------

 Comprehensive income                  $   98,485
                                       ==========
                            ----------            --------- ---------- ---------- --------- ---------- -------- ----------  --------
Balance, December 31, 2008  $9,890,609            1,000,000 $4,000,000 16,303,000 $  16,303 $5,027,003 $693,547 $  162,993 $ (9,237)
                            ==========            ========= ========== ========== ========= ========== ======== ========== ========

                 See Notes to Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                      For the Years Ended
                                                                          December 31,
                                                                      2008            2007
                                                                      ----            ----
Cash flows from operating activities:
Net earnings                                                      $    50,724      $   200,949
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                    121,886           86,151
     (Gain) loss on disposition of fixed assets                        20,147             (791)
     Deferred income taxes                                                  -           16,969
Changes in operating assets and liabilities:
     Decrease in trade receivables                                    155,640           34,831
     (Increase) decrease in inventories                                 4,814           (3,206)
     (Increase) decrease in employee receivables and other
        current assets                                                (58,613)          68,542
     Increase (decrease) in accounts payable,
       accrued liabilities and income taxes payable                   102,789          (38,605)
                                                                  -----------      -----------
     Net Cash Provided by Operating
     Activities                                                       397,387          364,840
                                                                  -----------      -----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                        (54,247)         (83,747)
     Proceeds from sale of fixed assets                                   419           72,524
     Loans to employees                                                     -         (159,842)
     Repayment of loans by employees                                    9,377          114,675
     Advances on note receivable                                   (3,840,000)               -
     Purchase of treasury stock                                        (9,237)               -
     Proceeds from sale of marketable securities                            -           78,517
     Deposit paid for intended acquisition                           (253,790)               -
                                                                                   -----------

     Net Cash Provided by (used in) Investing Activities           (4,147,478)          22,127
                                                                  -----------      -----------
Cash flows from financing activities:
     Proceeds from sale of common stock                             5,000,000                -
     Proceeds from loans - related parties                                  -          371,449
     Repayment of debt - related parties                             (118,920)        (291,684)
     Repayment of debt                                                 (3,454)               -
     Cash received upon acquisition                                    11,662                -
     Pre-public company dividends paid                                      -         (527,633)
                                                                  -----------      -----------
     Net Cash Provided by (Used In) Financing Activities            4,889,288         (447,868)
                                                                  -----------      -----------

Effect of exchange rate changes on cash                                15,728           38,951
                                                                  -----------      -----------

Net Increase (decrease) in cash                                     1,154,925          (21,950)

Cash - Beginning of year                                              179,813          201,763
                                                                  -----------      -----------
Cash - End of year                                                $ 1,334,738      $   179,813
                                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended
                                                                    December 31,
                                                               2008             2007
                                                               ----             ----

Supplemental disclosure cash flow information:
Cash paid for interest                                      $     4,206      $         -
                                                            ===========      ===========

Cash paid for income taxes                                  $         -      $    26,711
                                                            ===========      ============


Details of acquisition:
  Fair value of assets acquired                             $    12,355
  Intangibles                                                   348,000
  Goodwill                                                    3,639,645
                                                            -----------

  Preferred stock issued                                    $ 4,000,000
                                                            ===========

                 See Notes to Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

EMH was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta S.R.L. ("Media Alianta"), formerly Cabavarum S.R.L., Analytic Media Group, S.A. ("AMG"), Media Top Prim S.R.L (LLC) ("Media Top Prim") and Alkasar Media Services S.R.L. All the subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company was granted a broadcasting license in 2005 which extends through 2011. The Company earns its revenue primarily through advertisement sales.

Basis of Presentation
---------------------

In July 2006, EMH entered into a share exchange agreement with Cabavarum S.R.L. ("Cabavarum"), a Moldavia company, with primary activities in radio and television broadcasting and earns its revenue primarily through advertisement sales. In connection with the share exchange, the Company acquired the assets and assumed the liabilities of Cabavarum. For accounting purposes, the share exchange has been treated as a recapitalization of Cabavarum.

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

In April 2007, Cabavarum changed its name to Media Alianta.

Significant Accounting Policies
-------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as minority interests. The minority ownership of the Company's earnings or loss is classified as "Minority share of Alkasar Media Services S.R.L. net loss" in the consolidated statement of operations.

Economic and Political Risks
----------------------------

The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Moldova. The financial statements have been prepared assuming the Company will continue as a going concern. 100% of the consolidated revenue is earned in Moldova. Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in Moldova will affect the Company's operations. Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

Cash Equivalents
----------------

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased. At December 31, 2008 and December 31, 2007, cash equivalents approximated $815,000 and -0-, respectively.

Marketable Securities
---------------------

The Company classifies its fixed income securities as "held-to-maturity", and accordingly, are carried at cost, which approximates market value. In accordance with Financial Accounting Standards Board ("FASB") Staff Position Nos. FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value. See Note 5 for further discussion regarding these impairment charges. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Inventories
-----------

Inventories are stated at the lower of cost or market on average cost basis, and includes petrol and cosmetic products.

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are interest free. Receivables from employees at December 31, 2008 and 2007 amounted to $93,559 and $102,396, respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on December 31, 2008 and 2007: at US$1.00: MDL 10.40: and US$1.00: MDL 11.32.

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

Goodwill
--------

The Company tested goodwill for impairment during the fourth quarter of 2008 following its recent acquisition, using a fair value approach at the reporting unit level. The Company will test for impairment annually during the fourth quarter. A reporting unit is an operating segment or one level below an operating segment for which discreet financial information is available and reviewed by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit.

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

Income Taxes
------------

Taxes are calculated in accordance with taxation principles currently effective in the Republic of Moldova and the United States of America.

The Company accounts for income taxes using the asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

For that portion of foreign earnings that have not been repatriated, an income tax provision has not been recorded for U.S. federal income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in these operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon repatriation of earnings.

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". See Note 12 for further discussion.

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

Accounts receivable are reviewed daily and credit is given after the review of the Company's credit policies. Exposure to losses on receivables is principally dependent on each customer's financial condition.

Retransmission Rights
---------------------

The Company enters into agreements for the right to retransmit programs from other television networks. The terms of the agreements are on an annual basis and the costs are expensed as a part of cost of sales over the life of the agreements.

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share. For the years ended December 31, 2008 and 2007, there were 1,000,000 and -0-, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

                                    2008             2007
                                    ----             ----
      Basic                      15,814,048       15,053,000

      Potential shares            1,000,000                -
                                  ---------
      Fully diluted              16,814,048       15,053,000
                                 ==========       ==========

Fair Value of Financial Instruments
-----------------------------------

For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments.

New Financial Accounting Standards
----------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 5 for disclosures related to the Company's financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it completes its implementation of SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 "Business Combinations". This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and does not believe it will have a material impact on its financial statements.

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

2. ACQUISITION

On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L.
(LLC) ("Media Top Prim"), located in Moldova, for 1 million shares of the Company's preferred stock of a class and series to be authorized, valued at $4.0 million. The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price will not be less than $4 per share. Media Top Prim's primary activities are in radio and television broadcasting. Media Top Prim earns its revenues primarily through advertisement sales. Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013. The purchase price was allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim are included in the Company's consolidated financial statements from May 2, 2008.

The following unaudited proforma summary results of operations assume Media Top Prim had been acquired as of January 1, 2007:

                                          Years Ended
                                          December 31,
                                     2008             2007
                                     ----             ----
      Net sales                  $1,989,155       $1,337,676
      Net earnings                   97,872          211,289
      Earnings per share -
        diluted                  $     0.00       $     0.01

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2007. Such information should not be construed as a representation of the future results of operations of the Company.

3. JOINT VENTURE

In August 2008, the Company announced the creation of a new advertising company, Alkasar Media Services S.R.L. The Company and Alkasar Region LLC have agreed to become partners to promote new advertising technologies in Republic of Moldova in the media buying business, each owning a 50% interest in the joint venture.

The joint venture has been funded through the initial share capital from each of the investors. If additional capital is needed, the joint venture will raise the additional capital from contributions in share capital or loans from the shareholders. If one shareholder does not want to fund the joint venture, it is not obligated to invest the money.

The joint venture shall make annual distributions to the joint venture partners. The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year. The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital. For the year ending December 31, 2008, no distributions were made.

Alkasar Region LLC is affiliated with Gazprom - Media JSC advertising agency, selling advertising in more then 80 of the largest Russian cities, such as Moscow, St. Petersburg and others.

4. GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition. Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with SFAS 141(R).

Other intangibles include the value assigned to the license purchased as part of the acquisition. Amounts assigned to these intangibles was determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 7 years, the life of the license. Amortization expense was $33,143 and $-0-, for the years ending December 31, 2008 and 2007.

The changes in the carrying value of goodwill for the years ended December 31, 2008 and 2007 are as follows:

                                                Total
                                                -----

       Balance, January 1, 2007 and 2008      $        -

       Acquisition of goodwill                 3,639,645
                                               ---------

       Balance, December 31, 2008             $3,639,645
                                              ==========

For the annual goodwill impairment assessment performed in 2008, the Company's fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below. These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are therefore uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

The income approach is based on a projection of discounted cash flows prepared by Company management. The following range of assumptions was utilized in calculating the Company's future cash flow projection:

     o    Revenue growth rates from 0% to 25%
     o    Weighted average cost of capital of 11.0% to 13.3%

The market approach applies multiples of guideline companies to certain of the Company's value measures (earnings before interest and taxes and debt-free cash flow, for example). A control premium ranging from 27.5% - 31.7% was factored into the calculation.

Once the fair value was determined under each valuation method, the Company established the weight of each valuation method. As management's projections provided for the discounted cash flow analysis are believed to be more indicative of the Company's future performance, the income approach was weighted at 75%. The guideline company approach relies on the market and given the present state of the economy with significant market fluctuations, the Company believes the discounted cash flow projections are a more reliable base. As a result, the market approach was weighted at 25%.

The annual impairment test related to the Company's goodwill was performed during the fourth quarter of 2008.

The components of intangible assets other than goodwill are as follows:

                                    December 31, 2008
                                    -----------------
                            Gross Carrying      Accumulated
                                Amount          Amortization
                                ------          ------------

License agreements            $348,000            $ 33,143


During the year ended December 31, 2008, the Company acquired intangible assets related to a licensing agreement in the amount of $348,000. At the time of acquisition, this intangible assets had a weighted average estimated life of 7 years.

Estimated amortization expense for intangible assets for the next five years is as follows:

                                             Estimated
                      Year Ending           Amortization
                      December 31,            Expense
                      ------------            -------
                          2009               $ 49,714
                          2010                 49,714
                          2011                 49,714
                          2012                 49,714
                          2013                 49,714


5. MARKETABLE SECURITIES

At December 31, 2008 and 2007, marketable securities have a cost and estimated fair value of $250,000 and $250,000, respectively. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in April 2009.

6. NOTE RECEIVABLE

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation ("IPA"). The Company advanced IPA $3,840,000. The term of the loan is for six months with interest at a rate of 5% per anum payable at maturity. For the year ended December 31, 2008, the Company recorded interest income of $28,267.

7. INVENTORIES

 Inventories are summarized as follows:

                                  December 31,
                               2008          2007
                               ----          ----

      Cosmetics              $ 1,354      $ 5,781

      Petrol                   4,374        4,761
                             -------      -------
                             $ 5,728      $10,542
                             =======      =======

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:


                                                         December 31,
                                                     2008           2007
                                                     ----           ----

      Land                                        $       -      $   5,487
                                                  ---------      ---------
      Machinery and equipment                       776,979        666,893
      Construction in progress and other                  -         36,282
                                                  ---------         ------
                                                    776,979        708,662
                                                  ---------      ---------
        Less accumulated depreciation              (667,953)      (540,949)
                                                  ---------      ---------
                                                  $ 109,026      $ 167,713
                                                  =========      =========


Depreciation expense for the years ended December 31, 2008 and 2007 totalled $88,743 and $86,151, respectively.


9. NOTES PAYABLE - RELATED PARTIES

    a) In September 2007, a related party initially advanced $366,449 to the Company. The note is due upon demand with interest at 10% per annum. The Company repaid the note in October 2008. As of December 31, 2008 and 2007, the amount due the related party was $-0- and $74,765, respectively. For the years ended December 31, 2008 and 2007, interest amounted to $3,785 and $6,185, respectively.

    b) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. Interest is 10% per annum and for the years ended December 31, 2008 and 2007, interest amounted to $500 and $500, respectively. The balance due was $5,000 and $5,000 as of December 31, 2008 and 2007, respectively.

    c) During 2007, a related party advanced $44,155 to the Company's Media Top Prim subsidiary. The note is due upon demand with interest at 10% per annum. Media Top Prim repaid the loan in May 2008. For the year ended December 31, 2008 interest expense was $-0-.

    d) During 2008, a related party advanced $42,123 to the Company's Media Top Prim subsidiary. The note is interest free and due upon demand. As of December 31, 2008, the amount due the related party was $42,123.

10. CAPITAL LEASES

Capital lease obligations at December 31, 2008, consisted of the following:

            Equipment                          $9,324
            Current portion                     2,967
                                               ------
            Capital lease obligations,
              less current portion             $6,357
                                               ======

Interest expense for the years ended December 31, 2008 and 2007 was $421 and $-0-, respectively.

The following is a schedule of minimum future lease payments required as of December 31, 2008, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

      Capital Leases:                Principal    Interest      Total
      -----------------------------------------------------------------
      Fiscal year ending:
      2009                           $   2,967    $   1,132    $  4,099
      2010                               3,449          650       4,099
      2011                               2,908          166       3,074
      ------------------------------------------------------------------
      Total minimum lease payments   $   9,324    $   1,948    $ 11,272
                                     =========    =========    ========


11. MINORITY INTEREST

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L.

                                                      2008
                                                      ----
            Balance at beginning of year              $  -

            Capital contributions                      260

            Minority interest share of loss           (260)
            -------------------------------           -----

            Balance at end of year                    $  -
                                                      ====

The loss for 2008 exceeds the capital of the third party. Losses are only allocable to the extent of capital. Any excess losses are absorbed by the Company. In future periods, net income will be allocated to previous unallocated losses before being allocated to third party interests.

12. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet. Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties. The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2008 and 15% 2007. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. There is no U.S. tax provision due to losses during both 2008 and 2007.Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consists of the following:

                                       Years Ended
                                       December 31,
                                 2008               2007
                                 ----               ----
        Current:
          Federal              $     -            $     -
          Foreign                    -             51,490
                                     -             51,490
                               -------            -------
        Deferred:
          Federal and State
          Foreign                    -             16,969
                               -------            -------
                               $     -            $68,459
                               =======            =======

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

                                                   Years Ended
                                                   December 31,
                                                2008          2007
                                                ----          ----
          Tax provision computed
            at the federal statutory
            rate of 34%                      $ 17,246       $ 91,600

          Increase (decrease) in
            taxes resulting from:
              Different tax rates and         (39,676)       (77,771)
              permanent differences
              applicable to foreign
              operations

             Unused net operating
                losses                         22,430         54,630
                                               ------         ------

                                              $     -       $ 68,459
                                              =======        ========


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             December 31,
                                                                  2008                         2007
                                                       Temporary         Tax        Temporary       Tax
                                                       Difference       Effect      Difference     Effect
                                                       ----------       ------      ----------     ------
Deferred tax assets - current

  Net operating loss carryforwards - U.S.              $ 123,247      $ 41,904     $   57,278     $ 19,475
  Book depreciation in excess of tax depreciation              -             -              -           -
  Less valuation allowance                              (123,247)      (41,904)       (57,278)     (19,475)
                                                        --------       -------        -------      -------
Net deferred tax assets                                $       -       $     -     $        -      $     -
                                                        ========       =======      ==========     =======

It is management's current intentions to permanently reinvest the majority of the earnings of its foreign subsidiaries in the expansion of its foreign operations. No earnings were repatriated in 2008. Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $537,000 at December 31, 2008. Such unrepatriated earnings are deemed by management to be permanently reinvested. Estimated income taxes related to unrepatriated foreign earnings are approximately $120,000 under the current tax law.

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

The Company has a U.S. net operating loss carryforward of approximately $123,000. The net operating loss carryforward expires during 2024. This net operating loss has a valuation allowance against it as it is not more likely than not to be utilized.

13. STOCKHOLDERS' EQUITY

Common Stock
------------

..On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock.

The net proceeds of the private placement was primarily used to fund the Company's operations.

Preferred Stock
---------------

The Company has authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim. The preferred shares are convertible into common shares on a 1:1 basis on the condition the Company's stock price will not be less than $4 per share. The Company and the preferred shareholders are currently in negotiations should the common share price be less than $4.

Treasury Stock
--------------

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market. As of December 31, 2008, the Company repurchased 9,800 shares in the amount of $9,237. No shares have been repurchased subsequent to December 31, 2008.

14. SEGMENT INFORMATION

The Company operates in one industry with two geographic segments. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                                    2008           2007
                                                    ----           ----
   Net sales:
        United States                          $         -    $         -
        Moldova                                  1,872,892      1,139,415
                                               -----------    -----------
                                               $ 1,872,892    $ 1,139,415
                                               -----------    -----------

   Income (loss) from operations:
        United States                          $  (115,806)   $   (74,921)
        Moldova                                     76,675        330,407
                                               -----------    -----------
                                               $   (39,131)   $   255,486
                                               -----------    -----------
   Capital expenditures:
        United States                          $         -    $         -
        Moldova                                     54,247         83,747
                                               -----------    -----------
                                               $    54,247    $    83,747
                                               -----------    -----------
   Depreciation and amortization expense:
        United States                          $    33,143    $         -
        Moldova                                     88,743         86,151
                                               -----------    -----------
                                               $   121,886    $    86,151
                                               ===========    ===========




                                                December 31,
                                          2008                2007
                                          ----                ----
          Total Assets:
            United States             $  8,868,283       $     1,822
            Moldova                      1,346,624         1,051,139
                                      ------------       -----------
          Total Assets                $ 10,214,907       $ 1,052,961
                                      ============       ===========

15. COMMITMENTS AND CONTINGENCIES

        a) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC "NTV" and JSC "NTV-Mir" owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the years ended December 31, 2008 and 2007, the Company expensed $229,333 and $229,333, respectively.

        b) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC "TNT-Teleset" owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $142,400 per year. For the years ended December 31, 2008 and 2007, the Company expensed $142,400 and $-0-, respectively.

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

        The Company paid a deposit against the purchase price of approximately $254,000 which is included in other current assets on the Company's balance sheet at December 31, 2008. The acquisition was terminated during 2008 due to the recent global financial crisis that has affected the outdoor advertising market in Romania. The Company expects to receive a refund of the deposit in 2009.

        d) The Company leases office space in Moldova. The leases expire in December, 2009. The leases require the Company to pay certain executory costs.

        Future lease payments for operating leases are as follows:

                    Year Ending
                    December 31, 2009       $ 86,137
                                            ========

        Rental expense was approximately $66,568 and $26,536 for the year ended December 31, 2008 and 2007, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control--Integrated Framework. Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



Item 9B. Other Information.


None.

                                    PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2008.

Name                        Age      Title

-------------------                  ------------------------------------------------
Iurie Bordian               47       Chairman of the Board, Chief Executive Officer,
                                     Chief Financial Officer
Renauld R. Williams         30       President
Oxana Boico                 33       Director and Chief Accounting Officer
Vivorel B. Sareboune        35       Director
Radu Lazar                  31       Director

At a meeting of the Board of Directors of the Company held on May 28, 2008, the Board elected Vivorel B. Sareboune and Radu Lazar as directors of the Company, to fill existing vacancies on the Board. The Board also appointed the two newly-elected independent directors as members of the Audit Committee of the Board of Directors.

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

Vivorel B. Sareboune, 35, received Bachelor of Arts and Master of Arts degrees in 1994 and 1997, respectively, from Moldova State University, Moldova, specializing in arts and civil and international law. He received a Master of Business Administration in 2001, and a Master of Science in Accounting in 2005, from the University of Central Florida, Orlando, Florida. Since December 2007, Mr. Sareboune has been the Vice President Finance and New Business Development for Life Extension Nutrition Center, Maitland, Florida. From November 2005 to November 2007, Mr. Sareboune was employed as a tax associate for CNL Hotel and Resorts Inc., Orlando, Florida, and also from November 2005 to June 2006, he was a business and financial planning consultant with EDIS Secure LLLP, Orlando, Florida. From September 2003 to October 2005, Mr. Sareboune was the corporate accountant for CNLR (NNN) and CNL Hospitality Corp., Orlando, Florida.

Mr. Radu Lazar, 31, received a B.S. degree in International Economic Relations from the Academy of Economic Studies, Chisinau, Moldova, in 1999. From September 2007 to the present, he has been a project manager with Endava, an information technology consulting company in Chisinau, Moldova. From 1998 to September 2007, Mr. Lazar was with CNFA, Chisinau, Moldova, for the last two years of which he was a grant administrator for U.S. Agency for International Development funds for private enterprise investments in Moldova, as part of the agency's agribusiness development project. Prior to September 2005, Mr. Lazar was an agribusiness enterprise development coordinator, an agribusiness program assistant and a property management/logistics specialist with CNFA.


Oxana Boico, Chief Accounting Officer
On July 5, 2007 the Board of Directors appointed Ms. Oxana Boico as a new Board Member and the Chief Accounting Officer of the Company. Since February 2005, Ms. Boico was a comptroller of the Company and reported directly to Iurie Bordian, our CEO and CFO. Oxana graduated with a Masters degrees from Private University of Human Knowledge of Moldovain 1997. She has degrees in Finance, Accounting and Management. Ms. Boico has an extensive background in U.S.GAAP and prior audit experience with public and private companies.

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

Corporate Governance

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


Our Board of Directors has determined that Vivorel B. Sareboune and Radu Lazar are independent as defined by the NYSE Rules.


Committees of our Board of Directors

Audit Committee. Our Board of Directors has established an Audit Committee, the current members of which are Vivorel B. Sareboune and Radu Lazar. Each member of the Audit Committee has been determined to be independent under the standards for independence for audit committee members established by the NYSE. In addition, the Board of Directors has determined that each member of the Committee is financially literate and that Viorel Saraboune qualifies as an "audit committee financial expert" under the definition promulgated by the SEC. The Audit Committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors. The Audit Committee will operate under a written charter, which is under review at this time.

The audit committee's primary responsibility is to assist the Board in its oversight of the integrity of the Company's financial reporting process and systems of internal control, to evaluate the independence and performance of the Corporation's independent registered public accounting firm, Wiener, Goodman & Company, P.C. ("Wiener Goodman"), and internal audit functions and to encourage private communication between the audit committee and Wiener Goodman and the internal auditors.

The audit committee met on March 30, 2009. In discharging its responsibility, initially the audit committee reviewed and discussed the audited financial statements for fiscal year 2008 with management and Wiener Goodman, including the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61, Communication with Audit Committees.

In addition, the audit committee received the written disclosures and the letter from Wiener Goodman required by applicable requirements of the Public Company Accounting Oversight Board regarding Wiener Goodman's communications with the audit committee concerning independence. The audit committee further discussed with Wiener Goodman the issue of its independence from the Company, and made a determination to recommend to our Board of Directors to include of the audited consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2008.

The audit committee also will negotiate the hiring of Wiener Goodman for the 2009 audit and pre-approve all fees which SEC rules require the committee to approve to ensure that the work to be performed will be permissible under applicable standards and would not impair Wiener Goodman's independence.

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by Chiril Luchinsky of 28% of the Company's outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company's operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company's operations in the Republic of Moldova and familiarity with international business issues.

The Board's process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 1809 East Broadway Street, Suite 175, Oviedo, Florida 32765 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, to the Chairman of the Board, who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year's annual meeting, which would be scheduled in the month or May or June.

A shareholder's notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Other Information about our Board of Directors

During 2008, our Board of Directors acted five times by written consent. All directors attended at least 75% of the meetings of the Board and committees of the Board on which they served.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.


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

Our directors Vivorel B. Sareboune and Radu Lazar, appointed to our Board of Directors on May 28, 2008, were required to file Form 3 Initial Statements of Beneficial Ownership within 10 days of their appointment, which forms have not yet been filed. Oxana Boico, our Chief Accounting Officer, was appointed to this office on July 5, 2007 and was required to file a Form 3 within 10 days of her appointment, which form has not yet been filed. Renauld R. Williams was appointed as our President on January 17, 2008, and was required to file a Form 3 Initial Statement of Beneficial Ownership within 10 days of his appointment, which form has not yet been filed.

Code of Ethics


We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company's Secretary at 1809 East Broadway Street, Suite 175, Oviedo, Florida 32765. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.
Summary Compensation Table


The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2008 and 2007 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.


                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
    Name and      Year    Salary    Bonus    Stock    Option    Non-Equity      Change in       All      Total
   Principal               ($)       ($)     Awards   Awards    Incentive     Pension Value    Other      ($)
    Position                                  ($)      ($)         Plan       and Nonquali-   Compen-
                                                               Compensation   fied Deferred   Sation
                                                                   ($)        Compensation
                                                                                Earnings
                                                                                   ($)


                                                                   (g) (h)
      (a)          (b)     (c)       (d)      (e)      (f)                                      (i)       (j)
----------------------------------------------------------------------------------------------------------------
Iurie Bordian,   2007      -0-                                                                            -0-
Chief Executive ------------------------------------------------------------------------------------------------
Officer (1)      2008      -0-                                                                            -0-
----------------------------------------------------------------------------------------------------------------


(1)  Mr. Bordian became Chief Executive Officer on October 16, 2006.

(2) Compensation is paid in Moldovan lei, the official currency of Moldova, and the amount set forth in this table is the equivalent in U.S. dollars.


Stock Options Granted and Exercised in The Year Ended December 31, 2008


No stock option grants were made to Iurie Bordian in the fiscal year ended December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 31, 2009 by the following individuals or groups:


     o each person or entity who we know beneficially owns more than 10.0% in the aggregate;

     o    each of our named executive officers;

     o    each of our directors; and

     o    all directors and named executive officers as a group.


Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Emerging Media Holdings, Inc. 1809 E. Broadway St, Suite 175, Oviedo, FL 32765


The percentage of beneficial ownership in the following table is based upon 16,303,000 shares of common stock outstanding as of March 31, 2009.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.


                                                             Number of       Approximate
                                                               Shares        Percentage
                                                           Beneficially      of Class
Name of Beneficial Owner                                       Owned         Outstanding
------------------------                                       -----         -----------
Chiril Luchinsky                                             4,751,000          28.6%
Iurie Bordian                                                  100,000           0.6%
All officers and directors as a group                          100,000           0.6%



Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.



Item 13. Certain Relationships and Related Transactions, and Director Independence.

In September 2007, Chiril Luchinsky, a major stockholder of the Company, initially advanced $366,449 to the Company. The note is due upon demand with interest at 10% per annum. The Company repaid the note in October 2008. As of December 31, 2008 and 2007, the amount due Mr. Luchinksy was $-0- and $74,765, respectively. For the years ended December 31, 2008 and 2007, interest amounted to $3,785 and $6,185, respectively.

In November 2007, the Company received an advance of $5,000 from a company in which Mr. Luchinksy has an equity interest. Interest is 10% per annum and for the years ended December 31, 2008 and 2007, interest amounted to $500 and $500, respectively. The balance due was $5,000 and $5,000 as of December 31, 2008 and 2007, respectively.



Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Wiener, Goodman & Company, P.C. during the fiscal years 2008 and 2007.


                                                       2008              2007

Audit Fees                                            $49,232           $36,500
Audit-related Fees
Tax Fees
All Other Fees

Total Fees                                            $49,232           $36,500


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

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits




 .
--------------------------------------------------------------------------------
Exhibit No.                              Description
--------------------------------------------------------------------------------
      3.1           Articles of Incorporation (Incorporated by reference to
                    Exhibit 3.1 to the Company's Form 10-SB, filed January 23,
                    2007).
--------------------------------------------------------------------------------
      3.2          By-Laws (Incorporated by reference to Exhibit 3.2 to the
                    Company's Form 10-SB, filed January 23, 2007).
--------------------------------------------------------------------------------
     10.1 Distribution Agreement, dated December 29, 2006 with NTV Hungary Commercial Limited NTV Hungary Commercial Limited Liability Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-SB, filed January 23, 2007).
--------------------------------------------------------------------------------
     10.2 Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 5, 2008).
--------------------------------------------------------------------------------
     10.3 Additional Agreement, dated May 2, 2008, to Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit
                    10.2 to the Company's Current Report on Form 8-K, filed May 5, 2008)
--------------------------------------------------------------------------------
      31 Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
--------------------------------------------------------------------------------
      32 Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

                                         EMERGING MEDIA HOLDINGS, INC

Date: March 31, 2009                 By: /s/ Iurie Bordian
                                         -----------------
                                         Iurie Bordian, Chief Executive Officer,
                                         Chief Financial Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on March 31, 2009.


By: /s/ Oxana Boico
   ----------------
Oxana Boico, Director and
Chief Accounting Officer

By:/s/ Vivorel B. Sareboune
   ------------------------
Vivorel B. Sareboune, Director

By:/s/ Radu Lazar
   --------------
Radu Lazar, Director