Form 10-Q
period 2009-03-31
EMERGING MEDIA HOLDINGS INC
filed 2009-05-12
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2009
                               -------------------------------------------------

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

                                 (407) 620-1063
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]       No  [X]

As of May 1, 2009, there were 16,303,000 shares of Common Stock, $0.001 par value, outstanding.

                          Emerging Media Holdings, Inc.

                                      Index
                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              1

          Consolidated Balance Sheets as of March 31, 2009
          and December 31, 2008 (unaudited)                                 2

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 2009 and 2008 (Unaudited)            3

          Consolidated Statements of Comprehensive Income for the
          Three Months ended March 31, 2009 and 2008 (unaudited)            4

          Consolidated Statement of Stockholders' Equity (Deficiency)
          for the Period Ended March 31, 2009 (Unaudited)                   5

          Statement of Cash Flows for the Three Months
           Ended March 31, 2009 and 2008                                   6-7

          Notes to Unaudited Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial                19
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       24

Item 4.   Controls and Procedures
                                                                           25

PART II.  OTHER INFORMATION
                                                                           25
Item 6.   Exhibits.
                                                                           25
Signatures

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2008.

     The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

              EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                                                      March 31,         December 31,
                                                                                        2009                2008
                                                                                        ----                ----
CURRENT ASSETS:
    Cash                                                                           $  1,302,400        $  1,334,738
    Marketable securities                                                               250,000             250,000
    Note receivable                                                                   3,840,000           3,840,000
    Accounts receivable - net of allowance                                              307,729             262,889
    Inventories                                                                           7,054               5,728
    Employee receivables and other current assets                                       448,477             458,024
                                                                                   ------------        ------------

       Total Current Assets                                                           6,155,660           6,151,379

Property, plant and equipment, net                                                      168,192             109,026

Intangible assets - net                                                                 300,653             314,857
Goodwill                                                                              3,639,645           3,639,645
                                                                                   ------------        ------------

TOTAL ASSETS                                                                       $ 10,264,150        $ 10,214,907
                                                                                   ============        ============

                          LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $    108,493        $     87,958
   Accrued expenses                                                                     175,193             179,893
  Current portion of capital lease obligation                                             2,967               2,967
  Notes payable - related parties                                                        39,971              47,123
                                                                                   ------------        ------------

       Total Current Liabilities                                                        326,624             317,941
                                                                                   ------------        ------------

LONG-TERM LIABILITIES:
   Capital lease obligation - less current portion                                        5,369               6,357
                                                                                   ------------        ------------

       Total Liabilities                                                                331,993             324,298
                                                                                   ------------        ------------

Commitments and Contingencies                                                                 -                   -

EQUITY:
    Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
       Preferred stock, no par value, 1,000,000 shares to be
        designated at March 31, 2009 - at stated value                                4,000,000           4,000,000
      Common stock, $.001 par value, 100,000,000 shares
       authorized; 16,303,000 and 16,303,000 shares issued
       at March 31, 2009 and December 31, 2008                                           16,303              16,303
     Additional paid-in-capital                                                       5,027,003           5,027,003
     Retained earnings                                                                  785,208             693,547
     Cumulative other comprehensive income                                              112,880             162,993
     Less: Cost of common stock in treasury, 9,800 shares                                (9,237)             (9,237)
                                                                                   ------------        ------------
        Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:     9,932,157           9,890,609

Noncontrolling interest                                                                       -                   -
                                                                                   ------------        ------------
        Total Equity                                                                  9,932,157           9,890,609
                                                                                   ------------        ------------

      TOTAL LIABILITIES AND EQUITY                                                 $ 10,264,150        $ 10,214,907
                                                                                   ============        ============

            See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                     2009                       2008
                                                                                     ----                       ----

Sales                                                                           $    588,806                $   309,077
                                                                                ------------                -----------

Costs and expenses:
  Cost of sales                                                                      288,496                    204,809
  Selling and marketing expenses                                                      31,374                     16,271
  General and administrative expenses                                                204,110                     69,756
  Other operating expenses                                                            28,719                     18,025
                                                                                ------------                -----------
                                                                                     552,699                    308,861
                                                                                ------------                -----------

  Income from operations                                                              36,107                        216

Other income (expense):
  Other income                                                                             -                     21,603
  Interest expense                                                                      (694)                         -
  Interest income                                                                     56,248                          -
                                                                                ------------                -----------
                                                                                      55,554                     21,603
                                                                                ------------                -----------

Earnings before provision for income taxes                                            91,661                     21,819

Provision for income taxes                                                                 -                          -
                                                                                ------------                -----------

Net earnings                                                                          91,661                     21,819

Less: Net income attributable to the
  noncontrolling ineterest                                                                 -                          -
                                                                                ------------                -----------

Net earnings attributable to Emerging Media Inc.
  and Subsidiaries                                                              $     91,661                $    21,819
                                                                                ============                ===========

Earnings per common share:
  Earnings per common share attributable to
  Emerging Media Inc. and Subsidiaries
  common shareholders - basic                                                   $       0.01                $         -
                                                                                ============                ===========

  Earnings per common share attributable to
  Emerging Media Inc. and Subsidiaries
  common shareholders - diluted                                                 $       0.01                $         -
                                                                                ============                ===========

Weighted average common shares - basic                                            16,303,000                 15,053,000
                                                                                ============                ===========

Weighted average common shares - diluted                                          17,303,000                 15,053,000
                                                                                ============                ===========

Amounts attributable to Emerging Media Inc.
  and Subsidiaries common shareholders:
       Net earnings                                                             $     91,661                $    21,819
                                                                                ============                ===========

            See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          2009                2008
                                                                                          ----                ----

Net income                                                                             $ 91,661            $ 21,819

Other comprehensive income (loss) - net of tax:
              Currency translation adjustment                                           (50,113)            (18,539)
                                                                                       --------            --------

Comprehensive income                                                                     41,548               3,280

              Comprehensive income attributable to noncontrolling
                interest                                                                      -                   -
                                                                                       --------            --------

              Comprehensive income attributable to Emerging Media Inc.
                and Subsidiaries                                                       $ 41,548            $  3,280
                                                                                       ========            ========

            See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2009
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             Other            Non-
                                          Preferred Stock          Common Stock                             Compre-         control-
                         Comprehensive  Number of             Number of          Additional Paid  Retained  hensive Treasury  ling
                   Total     Income      Shares     Amount      Shares      Amount  In Capital    Earnings  Income   Stock  Interest
                   -----     ------      ------     ------      ------      ------  ----------    --------  ------   -----  --------
Balance, January
  1, 2008         $ 801,361                    -  $        -  15,053,000  $ 15,053  $   28,253  $ 642,823  $115,232  $     -  $   -

Sale of common
  stock           5,000,000                                    1,250,000     1,250   4,998,750

Issuance of
  preferred stock 4,000,000            1,000,000   4,000,000

Purchase of 9,800
  shares of
  treasury stock     (9,237)                                                                                          (9,237)

Contribution from
  noncontrolling
  interest              260                                                                                                     260

Net income year
  ended December
  31, 2008           50,464  $ 50,464                                                              50,724                      -260

Currency
  translation        47,761    47,761                                                                        47,761
                             --------

  Comprehensive
    income                   $ 98,225
                             ========

                 ----------            ---------  ----------  ----------  --------  ----------  ---------  --------  -------  -----
Balance, December
  31, 2008        9,890,609            1,000,000   4,000,000  16,303,000    16,303   5,027,003    693,547   162,993   (9,237)     -

Net income           91,661  $ 91,661                                                              91,661


Currency
  translation       (50,113)  (50,113)                                                                      (50,113)
                             --------

   Comprehensive
     income                  $ 41,548
                             ========

                 ----------            ---------  ----------  ----------  --------  ----------  ---------  --------  ------- ------
Balance, March
  31, 2009       $9,932,157            1,000,000  $4,000,000  16,303,000  $ 16,303  $5,027,003  $ 785,208  $112,880  $(9,237) $   -
                 ==========            =========  ==========  ==========  ========  ==========  =========  ========  =======  ======

            See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                       2009                  2008
                                                                                       ----                  ----
Cash flows from operating activities:
Net earnings                                                                      $    91,661              $  21,819
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                                     26,690                 22,637
Changes in operating assets and liabilities:
    Decrease in trade receivables                                                     (71,046)                38,087
    (Increase) decrease in inventories                                                 (1,326)                (4,966)
    (Increase) decrease in employee receivables and other
        current assets                                                                  4,573                (43,330)
     Increase (decrease) in accounts payable,
       accrued liabilities and income taxes payable                                    15,970                 55,070
                                                                                  -----------              ---------

   Net Cash Provided by Operating
      Activities                                                                       66,522                 89,317
                                                                                  -----------              ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                         (78,509)               (11,244)
    Repayment of loans by employees                                                     4,726                      -
                                                                                  -----------              ---------


   Net Cash Used In Investing Activities                                              (73,783)               (11,244)
                                                                                  -----------              ---------

Cash flows from financing activities:
   Proceeds from loans - related parties                                                    -                  1,619
   Repayment of debt - related parties                                                      -                (43,280)
   Repayment of debt                                                                   (1,383)                     -
                                                                                  -----------              ---------

   Net Cash Provided by (Used In) Financing Activities                                 (1,383)               (41,661)
                                                                                  -----------              ---------

Effect of exchange rate changes on cash                                               (23,694)               (12,829)
                                                                                  -----------              ---------

Net Increase (decrease) in cash                                                       (32,338)                23,583

Cash - Beginning of period                                                          1,334,738                179,813
                                                                                  -----------              ---------

Cash - End of period                                                              $ 1,302,400              $ 203,396
                                                                                  ===========              =========

            See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                  For the Three Months Ended
                                                          March 31,
                                                    2009             2008
                                                    ----             ----

Supplemental disclosure cash flow information:

Cash paid for interest                             $ 694              $ -
                                                   =====              ===

Cash paid for income taxes                         $   -              $ -
                                                   =====              ===


            See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2009 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made. The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.


Organization

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

Cash Equivalents
----------------

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased. At March 31, 2009 and December 31, 2008, cash equivalents approximated $751,000 and $815,000, respectively.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are interest free. Receivables from employees at March 31, 2009 and December 31, 2008 amounted to $84,053 and $93,559, respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on March 31, 2009 and December 31, 2008: at US$1.00: MDL 10.96: and US$1.00: MDL 10.40.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share. For the three months ended March 31, 2009 and 2008, there were 1,000,000 and -0-, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

                                              March 31,
                                       2009               2008
                                       ----               ----
         Basic                      16,303,000          15,053,000

         Potential shares            1,000,000                   -
                                    ----------          ----------

         Fully diluted              17,303,000          15,053,000
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


New Financial Accounting Standards
----------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 5 for disclosures related to the Company's financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 "Business Combinations". This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interest) as equity in the consolidated financial statements and separate from parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company completed its implementation of SFAS No. 160 effective January 1, 2009 and it did not have a material impact on the Company's Consolidated Balance Sheet. See Note 11 of Notes to Unaudited Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company completed its implementation of SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.

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

The following unaudited proforma summary results of operations assume Media Top Prim had been acquired as of January 1, 2008:

                                                Three Months
                                                   Ended
                                               March 31, 2008
                                               --------------
             Net sales                             $ 374,448
             Net earnings                             16,572
             Earnings per share -
               diluted                                 $0.00


The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2008. Such information should not be construed as a representation of the future results of operations of the Company.

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

The joint venture shall make annual distributions to the joint venture partners. The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year. The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital. For the three months ended March 31, 2009, no distributions were made.

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

Other intangibles include the value assigned to the license purchased as part of the acquisition. Amounts assigned to these intangibles was determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 7 years, the life of the license. Amortization expense was $12,429 and $-0-, for the three months ended March 31, 2009 and 2008, respectively.

The changes in the carrying value of goodwill for the three months ended March 31, 2009 are as follows:

                                                        Total
                                                        -----

        Balance, December 31, 2008                   $ 3,639,645


        Adjustments                                            -
                                                     -----------

        Balance, March 31, 2009                      $ 3,639,645
                                                     ===========


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

The annual impairment test related to the Company's goodwill was performed during the fourth quarter of 2008.

The components of intangible assets other than goodwill are as follows:

                                March 31, 2009                      December 31, 2008
                                --------------                      -----------------
                      Gross Carrying        Accumulated      Gross Carrying       Accumulated
                          Amount           Amortization          Amount          Amortization
                          ------           ------------          ------          ------------

License agreements       $348,000             $45,572           $348,000            $33,143
                         ========             =======           ========            =======


During the year ended December 31, 2008, the Company acquired intangible assets related to a licensing agreement in the amount of $348,000. At the time of acquisition, this intangible assets had a weighted average estimated life of 7 years.

Estimated amortization expense for intangible assets for the next five years is as follows:

                          Year Ending     Amortization
                          December 31,      Expense
                          ------------      -------
                             2009         $ 37,285
                             2010           49,714
                             2011           49,714
                             2012           49,714
                             2013           49,714


5. MARKETABLE SECURITIES

At March 31, 2009 and December 31, 2008, marketable securities have a cost and estimated fair value of $250,000 and $250,000, respectively. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in October 2009.

6. NOTE RECEIVABLE

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation ("IPA"). The Company advanced IPA $3,840,000. The term of the loan is for six months with interest at a rate of 5% per anum payable at maturity. The loan has been extended to October 2009. For the three months ended March 31, 2009, the Company recorded interest income of $48,000.

7. INVENTORIES

 Inventories are summarized as follows:

                                             March 31,       December 31,
                                               2009              2008
     Cosmetics                               $ 2,895           $ 1,354
     Petrol                                    4,159             4,374
                                             -------           -------
                                             $ 7,054           $ 5,728
                                             =======           =======


8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

                                                  March 31,        December 31,
                                                    2009               2008
Machinery and equipment                          $ 816,278         $ 776,979

  Less accumulated depreciation                    648,086          (667,953)
                                                 ---------         ---------
                                                 $ 168,192         $ 109,026
                                                 =========         =========

Depreciation expense for the three months ended March 31, 2009 and 2008 totalled $14,261 and $22,637, respectively.

9. NOTES PAYABLE - RELATED PARTIES

     a) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. The advance was repaid in January 2009. Interest is 10% per annum and for the three months ended March 31, 2009 and 2008, interest amounted to $-0-and $125, respectively. The balance due was $-0- and $5,000 as of March 31, 2009 and December 31, 2008, respectively.

     b) During 2008, a related party advanced $42,123 to the Company's Media Top Prim subsidiary. The note is interest free and due upon demand. As of March 31, 2009 and December 31, 2008, the amount due the related party was $39,971 and $42,133, respectively.

10. CAPITAL LEASES

Capital lease obligations consisted of the following:

                                    March 31, 2009            December 31, 2008
                                    --------------            -----------------
Equipment                                $ 8,336                   $ 9,324
Current portion                            2,967                     2,967
                                         -------                   -------
Capital lease obligations,
  less current portion                   $ 5,369                   $ 6,357
                                         =======                   =======


Interest expense for the three months ended March 31, 2009 and 2008 was $694 and $-0-, respectively.

The following is a schedule of minimum future lease payments required as of March 31, 2009, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Capital Leases:                         Principal       Interest          Total
--------------------------------------------------------------------------------
Fiscal year ending:
2009                                    $ 2,215           $ 596         $ 2,811
2010                                      3,321             650           3,971
2011                                      2,800             166           2,966
--------------------------------------------------------------------------------
Total minimum lease payments            $ 8,336         $ 1,412         $ 9,748
                                        =======         =======         =======


11. NONCONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L.

                                                   March 31,        December 31,
                                                     2009               2008
                                                     ----               ----
Balance at beginning of period                       $ -               $  -

Capital contributions                                  -                 260

Noncontrolling interest share of loss                  -                (260)
                                                     ---               -----

Balance at end of period                             $ -               $   -
                                                     ===               =====

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

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2009 and 2008. Taxes are calculated in accordance with Moldovan regulations and are paid annually. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova. There is no U.S. tax provision due to losses during both 2009 and 2008. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

13. STOCKHOLDERS' EQUITY

Common Stock
------------

..On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock.

The net proceeds of the private placement was primarily used to fund the Company's operations.

Preferred Stock
---------------

The Company has authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim. The preferred shares are convertible into common shares on a 1:1 basis on the condition the Company's stock price will not be less than $4 per share. The Company and the preferred shareholders are currently in negotiations as the common share price is less than $4.

Treasury Stock
--------------

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market. As of March 31, 2009, the Company repurchased 9,800 shares in the amount of $9,237. No shares have been repurchased subsequent to March 31, 2009.

14. SEGMENT INFORMATION

The Company operates in one industry with two geographic segments. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:


                                           Three Months Ended
                                                March 31,

                                       2009                2008
                                       ----                ----

Net sales:
        United States              $   588,806           $   309,077
        Moldova                        588,806               309,077
                                   -----------           -----------
                                   $ 1,177,612           $   618,154
                                   -----------           -----------

Income (loss) from operations:
        United States              $   (47,014)          $   (11,852)
        Moldova                         83,031                12,068
                                   -----------           -----------
                                   $    36,017           $       216
                                   -----------           -----------

                                     March 31,           December 31,
                                       2009                 2008
                                       ----                 ----
Total Assets:
   United States                   $ 8,881,864           $ 8,868,283
   Moldova                           1,382,286             1,346,624
                                   -----------           -----------
Total Assets                       $10,264,150           $10,214,907
                                   ===========           ===========


15. COMMITMENTS AND CONTINGENCIES

     a) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC "NTV" and JSC "NTV-Mir" owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the three months ended March 31, 2009 and 2008, the Company expensed $57,333 and $57,333, respectively.

     b) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC "TNT-Teleset" owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $142,400 per year. For the three months ended March 31, 2009 and 2008, the Company expensed $43,000 and $-0-, respectively.

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

     The Company paid a deposit against the purchase price of approximately $254,000 which is included in other current assets on the Company's balance sheet at March 31, 2009. The acquisition was terminated during 2008 due to the recent global financial crisis that has affected the outdoor advertising market in Romania. The Company expects to receive a refund of the deposit in 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.


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

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

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

On August 20, 2008, the Company became a 50% partner of Alkasar Region LLC and created a new advertising agency- an exclusive seller for both TV channels TV7 NTV and TNT.


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

Results of Operations

In 2008, the growth in the commercial market share was a result of the acquisition of the TNT channel and updated marketing strategies. TV7(NTV) and TNT channels together represented a commercial market share of 28.5% for the capital of Moldova and 25.6% of the commercial quota for the Republic of Moldova as a whole.

Three Months ended March 31, 2009 compared to the Three Months ended March 31, 2008.

     REVENUES. Revenues for the three-month period ended March 31, 2009, increased by $ 279,729 or 90.5% to $588,806 as compared to $309,077 during the comparable period of 2008. Overall growth was a result of the acquisition of the Media Top Prim group of companies and creation of a new joint venture, Alkasar Media Services advertising agency.

     COST OF SALES. Cost of sales increased by $ 83,607 or 40.9% to $ 288,496 for the period ending March 31, 2009, from $204,809 for the comparable period in 2008. This increase was primarily due to increased sales in 2009. The Company also incurred increased payroll costs at TV7 and an increase in retransmission fees related to TNT television channel.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $149,457 or 173.7% to $235,484 for the three-month period ending March 31, 2009 from $86,027 for the comparable period in 2008. This increase was due to the significant increase in payroll expenses, and initial and marketing expenses for the newly acquired TV channel and newly created advertising agency.

     OTHER ITEMS. Other income increased by $33,735, or 156%, comparing $55,554 for the three-month period ended March 31, 2009 to $21,603 for the comparable period in 2008, primarily due to an increase in interest income.

     Other operating expenses increased by $10,694, or 59%, comparing $28,719 for the three-month period ended March 31, 2009 to $18,025 for the comparable period in 2008, primarily due to an increase in rent expenses for new offices.

     INCOME TAXES. Income taxes were not provided for the periods ended March 31, 2009 and March 31, 2008 as the Moldovan tax rate was 0% for the two periods.



LIQUIDITY AND CAPITAL RESOURCES

During 2009, the Company's main strategic goal is to expand the business in neighboring East European countries, primarily Romania, Ukraine and Russia.

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

On May 2, 2008, the Company acquired the common stock of "TNT-Bravo" channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation. The acquisition was agreed to be made in the Company's preferred stock, of a class and series to be authorized, valued at $4.0 million. The preferred shares issuable would convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company's stock price was not be less than $4 per share. The Company and the preferred shareholders are currently in negotiations as the common share price is less than $4. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. are included in the Company's consolidated financial statements from May 2, 2008.

     On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company's common stock. The net proceeds of the private placement will be primarily used to fund the Company's operations.

     In November 2008, the Company loaned IPA International Project Establishment, a Lichtenstein Corporation ("IPA"). The Company advanced IPA $3,840,000. The loan has been extended to October 2009 with interest of 5% anum payable at maturity.

     During the first three months of 2009, the Company has funded its capital requirements primarily through operating activities. As of March 31, 2009 the Company had a cash balance of $1,302,400. This compares with a cash balance of $1,334,738 at December 31, 2008. The Company expects cash flow from operations to fund the Company's operating activities for the next twelve months. The proceeds of $5 million from the 2008 private placement will enable the Company to expand its present activities.

     The Company had a working capital surplus of approximately $5.8 million and a stockholders' equity of approximately $9.9 million as of March 31, 2009. Cash and cash equivalents decreased approximately $32,000 for the three months ended March 31, 2009. The decrease is primarily attributable to the purchase of property, plant and equipment of approximately $79,000 and an approximate $24,000 effect of exchange rate changes on cash offset, in part, by approximately $66,000 generated by operating activities (principally due to net earnings of approximately $92,000 and depreciation of $27,000 offset by an increase in operating assets and liabilities of approximately $51,000.)

     Accounts receivable, net of allowances, were $307,000 at March 31, 2009, as compared to $263,000 at December 31, 2008. The increase is primarily due to increased sales during the three months ended March 31, 2009. Property, plant and equipment, net, were $169,000 at March 31, 2009, as compared to $109,000 at December 31, 2008, principally due to the purchase of approximately $79,000 of property, plant and equipment during the three months ended March 31, 2009. Accounts payable were $108,000 at March 31, 2009, as compared to $88,000 at December 31, 2008. The increase is primarily due to increased costs of sales during the three months ended March 31, 2009.



Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Inflation

To date inflation has not had a material impact on our operations.

 New Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" ("FSP SFAS 157-1") and FASB Staff Position SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. See Note 5 for disclosures related to the Company's financial assets accounted for at fair value on a recurring or nonrecurring basis. The Company completed its implementation of SFAS No. 157 effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 "Business Combinations". This statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquiror to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company completed its implementation of SFAS No. 141(R) effective January 1, 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests (minority interest) as equity in the consolidated financial statements and separate from parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years, beginning on or after December 15, 2008. The Company completed its implementation of SFAS No. 160 effective January 1, 2009 and it did not have a material impact on the Company's Consolidated Balance Sheet. See Note 11 of Notes to Unaudited Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company completed its implementation of SFAS No. 162 effective January 1, 2009 and it did not have a material impact on its financial statements.


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

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2009, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the "Certifying Officer") conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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






                                   EMERGING MEDIA HOLDINGS, INC

Date: May 12, 2009                 By: /s/ Iurie Bordian
                                       ------------------------------------

                                       Iurie Bordian, Chief Executive Officer
                                       and Chief Financial Officer