Form 10-Q
period 2009-06-30
EMERGING MEDIA HOLDINGS INC
filed 2009-08-13
CIK 1307140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2009
                               -------------------------------------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------  ----------------------

Commission File Number:      0-52408
                           -----------------------------------------------------

                          EMERGING MEDIA HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEVADA                                             20-0201991
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA                      32765
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [  ]                     Accelerated filer  [  ]

Non-accelerated filer    [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes  [   ]    No  [X]

As of August 1, 2009, there were 16,303,000 shares of Common Stock, $0.001 par value, outstanding.

                 Emerging Media Holdings, Inc. and Subsidiaries

                                      Index
                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                              1

            Consolidated Balance Sheets as of June 30, 2009
             and December 31, 2008  (unaudited)                               2

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 2009 and 2008 (Unaudited)               3

            Consolidated Statements of Comprehensive Income for
            the Six Months ended June 30, 2009 and 2008 (unaudited)           4

            Consolidated Statement of Stockholders' Equity for the
            Period Ended June 30, 2009  (Unaudited)                           5

            Statement of Cash Flows for the SIx Months
            Ended June 30, 2009 and 2008 (Unaudited)                         6-7

            Notes to Unaudited Financial Statements                           8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        27

Item 4.     Controls and Procedures                                           27


PART II.    OTHER INFORMATION

Item 6.     Exhibits.                                                         28

Signatures                                                                    28

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

     The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                      June 30,           December 31,
                                                                                        2009                 2008
                                                                                        ----                 ----
CURRENT ASSETS:
    Cash                                                                           $    717,033          $  1,334,738
    Marketable securities                                                               250,000               250,000
    Notes receivable                                                                  4,593,790             3,840,000
    Accounts receivable - net of allowance                                              306,393               262,889
    Inventories                                                                           5,659                 5,728
    Employee receivables and other current assets                                       248,942               458,024
                                                                                   ------------          ------------

       Total Current Assets                                                           6,121,817             6,151,379

Property, plant and equipment, net                                                      149,392               109,026

Intangible assets - net                                                                 286,449               314,857
Goodwill                                                                              3,639,645             3,639,645
                                                                                   ------------          ------------

TOTAL ASSETS                                                                       $ 10,197,303          $ 10,214,907
                                                                                   ============          ============

                                  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $     52,548          $     87,958
   Accrued expenses                                                                     303,791               179,893
  Current portion of capital lease obligation                                             2,967                 2,967
  Notes payable - related parties                                                        20,731                47,123
                                                                                   ------------          ------------

       Total Current Liabilities                                                        380,037               317,941
                                                                                   ------------          ------------

LONG-TERM LIABILITIES:
   Capital lease obligation - less current portion                                        4,452                 6,357
                                                                                   ------------          ------------

       Total Liabilities                                                                384,489               324,298
                                                                                   ------------          ------------

Commitments and Contingencies                                                                 -                     -

EQUITY:
    Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
       Preferred stock, no par value, 1,000,000 shares to be
        designated at June 30, 2009 - at stated value                                 4,000,000             4,000,000
      Common stock, $.001 par value, 100,000,000 shares
       authorized; 16,303,000 and 16,303,000 shares issued
       at June 30, 2009 and December 31, 2008                                            16,303                16,303
     Additional paid-in-capital                                                       5,027,003             5,027,003
     Retained earnings                                                                  820,404               693,547
     Cumulative other comprehensive income (loss)                                       (41,659)              162,993
     Less: Cost of common stock in treasury, 9,800 shares                                (9,237)               (9,237)
                                                                                   ------------          ------------
        Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:     9,812,814             9,890,609


Noncontrolling interest                                                                       -                     -
                                                                                   ------------          ------------
        Total Equity                                                                  9,812,814             9,890,609
                                                                                   ------------          ------------

      TOTAL LIABILITIES AND EQUITY                                                 $ 10,197,303          $ 10,214,907
                                                                                   ============          ============


See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Six Months Ended            For the Three Months Ended
                                                                           June 30,                              June 30,
                                                                   2009               2008              2009               2008
                                                                   ----               ----              ----               ----

Sales                                                          $  1,218,205      $    645,389      $     629,399      $     336,312
                                                               ------------      ------------      -------------      -------------
Costs and expenses:
  Cost of sales                                                     652,411           373,536            363,915            168,727
  Selling and marketing expenses                                     91,531            44,533             60,157             28,262
  General and administrative expenses                               404,956           159,828            200,846             91,816
  Other operating expenses                                           53,175            32,147             24,456             14,122
                                                               ------------      ------------      -------------      -------------
                                                                  1,202,073           610,044            649,374            302,927
                                                               ------------      ------------      -------------      -------------

  Income (loss) from operations                                      16,132            35,345            (19,975)            33,385

Other income (expense):
  Interest expense                                                     (844)           (4,981)              (150)            (3,237)
  Interest income                                                   111,569            32,284             55,321             10,681
  Loss on sale of fixed assets                                            -           (14,142)                 -            (14,142)
                                                               ------------      ------------      -------------      -------------
                                                                    110,725            13,161             55,171             (6,698)
                                                               ------------      ------------      -------------      -------------

Earnings before provision for income taxes                          126,857            48,506             35,196             26,687

Provision for income taxes                                                -                 -                  -                  -
                                                               ------------      ------------      -------------      -------------

Net earnings                                                        126,857            48,506             35,196             26,687

Less: Net income attributable to the
  noncontrolling ineterest                                                -                 -                  -                  -
                                                               ------------      ------------      -------------      -------------

Net earnings attributable to Emerging Media Inc.
  and Subsidiaries                                             $    126,857      $     48,506      $      35,196      $      26,687
                                                               ============      ============      =============      =============

Earnings per common share:
  Earnings per common share attributable to
  Emerging Media Inc. and Subsidiaries
  common shareholders - basic                                  $       0.01      $       0.00      $        0.00      $        0.00
                                                               ============      ============      =============      =============

  Earnings per common share attributable to
  Emerging Media Inc. and Subsidiaries
  common shareholders - diluted                                $       0.01      $       0.00      $        0.00      $        0.00
                                                               ============      ============      =============      =============

Weighted average common shares - basic                           16,303,000        15,327,725         16,303,000         16,014,538
                                                               ============      ============      =============      =============

Weighted average common shares - diluted                         17,303,000        16,327,725         17,303,000         17,014,538
                                                               ============      ============      =============      =============

Amounts attributable to Emerging Media Inc.
  and Subsidiaries common shareholders:
       Net earnings                                            $    126,857      $     48,506      $      35,196      $      26,687
                                                               ============      ============      =============      =============


See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                     2009          2008
                                                                                     ----          ----
Net income                                                                        $ 126,857      $ 48,506

Other comprehensive income (loss) - net of tax:
     Currency translation adjustment                                               (204,652)      (40,825)
                                                                                  ---------      --------

Comprehensive income (loss)                                                         (77,795)        7,681

     Comprehensive income (loss) attributable to noncontrolling
       interest                                                                           -             -
                                                                                  ---------      --------

     Comprehensive income (loss) attributable to Emerging
       Media Inc. and Subsidiaries                                                $ (77,795)     $  7,681
                                                                                  =========      ========


See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  June 30, 2009
                                   (Unaudited)

                                                                                                          Cumulative
                                             Preferred Stock         Common Stock                           Other              Non-
                                Compre-      ---------------         ------------    Additional            Compre-          control-
                                hensive   Number of               Number of          Paid In    Retained  hensive Treasury    ling
                      Total     Income     Shares      Amount      Shares   Amount   Capital    Earnings  Income    Stock   Interest
                   ----------  ---------  ---------  ----------  ---------- ------- ----------  -------- --------- -------- --------
Balance, January   $  801,361                     -  $        -  15,053,000 $15,053 $   28,253  $642,823 $ 115,232 $      - $   -
1, 2008

Sale of common
stock               5,000,000                                     1,250,000   1,250  4,998,750

Issuance of
preferred stock     4,000,000             1,000,000   4,000,000

Purchase of 9,800
shares of treasury
   stock               (9,237)                                                                                      (9,237)

Contribution from
noncontrolling
  interest                260                                                                                                 260

Net income year
ended December
   31, 2008            50,464  $  50,464                                                          50,724                     -260

Currency
translation            47,761     47,761                                                                    47,761
                               ---------

   Comprehensive
income                         $  98,225
                               =========

                   ----------             ---------  ----------  ---------- ------- ----------  -------- --------- -------- -----
Balance, December   9,890,609             1,000,000   4,000,000  16,303,000  16,303  5,027,003   693,547   162,993  (9,237)     -
31, 2008

Net income            126,857  $ 126,857                                                         126,857

Currency
translation          (204,652)  (204,652)                                                                (204,652)
                               ---------

   Comprehensive
income (loss)                  $ (77,795)
                               =========

                   ----------             ---------  ----------  ---------- ------- ----------  -------- --------- -------- -----
Balance, June 30,  $9,812,814             1,000,000  $4,000,000  16,303,000 $16,303 $5,027,003  $820,404 $(41,659) $(9,237) $   -
2009
                   ==========             =========  ==========  ========== ======= ==========  ======== ========= ======== =====


See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                    2009           2008
                                                                                    ----           ----
Cash flows from operating activities:
Net earnings                                                                    $   126,857   $    48,506
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                                   57,488        46,469
    (Loss) gain on disposition of fixed assets                                            -       (14,142)
Changes in operating assets and liabilities:
    (Increase) decrease in trade receivables                                       (148,221)      134,452
    (Increase) decrease in inventories                                                   69          (602)
    (Increase) in employee receivables and other
        current assets                                                              (72,295)      (44,151)
     Increase in accounts payable,
       accrued liabilities and income taxes payable                                  53,836        91,159
                                                                                -----------   -----------

   Net Cash Provided by Operating
      Activities                                                                     17,734       261,691
                                                                                -----------   -----------

Cash flows from investing activities:
    Deposit on acquisition                                                                -      (253,790)
    Purchase of property, plant and equipment                                       (87,698)       (9,859)
    Proceeds from sale of land                                                            -           419
    Repayment of loans by employees                                                   7,587             -
    Advances on note receivable                                                    (500,000)            -
                                                                                -----------   -----------

   Net Cash Used In Investing Activities                                           (580,111)     (263,230)
                                                                                -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                     -     5,000,000
   Repayment of debt - related parties                                              (18,233)            -
   Repayment of debt                                                                 (1,905)      (83,913)
   Cash received upon acquisition                                                         -        11,662
                                                                                -----------   -----------

   Net Cash Provided by (Used In) Financing Activities                              (20,138)    4,927,749
                                                                                -----------   -----------

Effect of exchange rate changes on cash                                             (35,190)       (4,952)
                                                                                -----------   -----------

Net Increase (decrease) in cash                                                    (617,705)    4,921,258

Cash - Beginning of period                                                        1,334,738       179,813
                                                                                -----------   -----------

Cash - End of period                                                            $   717,033   $ 5,101,071
                                                                                ===========   ===========


See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                   June 30,
                                                                               2009       2008
                                                                               ----       ----
Supplemental disclosure cash flow information:

     Cash paid for interest                                                  $    844   $    -
                                                                             ========   ======

     Cash paid for income taxes                                              $      -   $    -
                                                                             ========   ======


Supplementary information:
     Non-cash transactions during the period for:

        Assumption of deposit receivable
          from terminated acquisition by
          noteholder                                                         $253,740
                                                                             ========


See Notes to Unaudited Consolidated Financial Statements

                  EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2009 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented has been made. The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.


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


Significant Accounting Policies


Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest. The noncontrolling interest of the Company's earnings or loss is classified as net income attributable to noncontrolling interest in the consolidated statement of operations.

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

Cash Equivalents
----------------

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased. At June 30, 2009 and December 31, 2008, cash equivalents approximated $197,000 and $815,000, respectively.

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

Employee Receivables
--------------------

The Company advances loans to certain employees. The loans are interest free. Receivables from employees at June 30, 2009 and December 31, 2008 amounted to $78,778 and $93,559, respectively, and are included in employee receivables and other current assets on the Company's consolidated balance sheet.

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

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on June 30, 2009 and December 31, 2008: at US$1.00: MDL 11.24: and US$1.00: MDL 10.40.

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

Earnings Per Share
------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share. For the six and three months ended June 30, 2009 and 2008, there were 1,000,000 potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

                                                 June 30,
                                          2009               2008
                                          ----               ----
             Basic                     16,303,000         16,303,000

             Potential shares           1,000,000          1,000,000
                                        ---------          ---------

             Fully diluted             17,303,000         17,303,000
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

Reclassification
----------------

Effective January 1, 2009, the Company completed its implementation of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An ARB No. 51". As a result of adopting SFAS No. 160, prior years balances were reclassified to confirm to current presentation.

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

2. ACQUISITIONS

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

The following unaudited proforma summary of results of operations assume Media Top Prim had been acquired as of January 1, 2008:

                                              Six Months Ended
                                               June 30, 2008
                                               -------------
                Net sales                        $761,641
                Net earnings                       62,758
                Earnings per share -
                  diluted                        $   0.00



The information above is necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2008. Such information should not be construed as a representation of the future results of operations of the Company.

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

The joint venture shall make annual distributions to the joint venture partners. The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year. The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital. For the six months ended June 30, 2009, no distributions were made.

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

Other intangibles include the value assigned to the license purchased as part of the acquisition. Amounts assigned to these intangibles were determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Other intangibles are being amortized over 7 years, the life of the license. Amortization expense was $28,408 and $-0-, for the six months ended June 30, 2009 and 2008, respectively.

The changes in the carrying value of goodwill for the six months ended June 30 2009 are as follows:

                                                            Total
                                                            -----

             Balance, December 31, 2008                   $3,639,645


             Adjustments                                           -
                                                          ----------

             Balance, June 30, 2009                       $3,639,645
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

The annual impairment test related to the Company's goodwill was performed during the fourth quarter of 2008.

The components of intangible assets other than goodwill are as follows:

                             June 30, 2009                 December 31, 2008
                             -------------                 -----------------
                   Gross Carrying   Accumulated     Gross Carrying  Accumulated
                      Amount        Amortization        Amount      Amortization
                      ------        ------------        ------      ------------

License agreements   $348,000         $61,551          $348,000        $33,143
                     --------         -------          --------        -------


During the year ended December 31, 2008, the Company acquired intangible assets related to a licensing agreement in the amount of $348,000. At the time of acquisition, these intangible assets had a weighted average estimated life of 7 years.

Estimated amortization expense for intangible assets for the next five years is as follows:

                      Year Ending            Amortization
                     December 31,              Expense
                     ------------              -------
                                   2009       $ 23,081
                                   2010         49,714
                                   2011         49,714
                                   2012         49,714
                                   2013         49,714


5. MARKETABLE SECURITIES

At June 30, 2009 and December 31, 2008, marketable securities have a cost and estimated fair value of $250,000 and $250,000, respectively. The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate. The investments are held-to-maturity and are recorded at cost, which approximates market value. The bonds mature in October 2009.

6. NOTES RECEIVABLE

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation ("IPA"). The Company advanced IPA $3,840,000. In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement. See Note 15 for further information. As of June 30, 2009, IPA owed the Company $4,093,740 plus interest of $89,707. The term of the loan was originally for six months with interest at a rate of 5% per anum payable at maturity. The loan has been extended to October 2009. For the six months ended June 30, 2009, the Company recorded interest income of $96,000.

In June 2009, the Company entered into a loan agreement with Genesis International SA. The Company advanced Genesis International SA $500,000. The loan is due upon demand with interest at 5% per anum. For the six months ended June 30, 2009, the Company received interest income of $3,528.

7. INVENTORIES

 Inventories are summarized as follows:

                                       June 30,   December 31,
                                         2009        2008
                                         ----        ----
                     Cosmetics         $   888     $ 1,354
                     Petrol              4,771       4,374
                                       -------     -------
                                       $ 5,659     $ 5,728
                                       =======     =======

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

                                                   June 30,   December 31,
                                                    2009         2008
     Machinery and equipment                     $ 797,211    $ 776,979

       Less accumulated depreciation               647,819     (667,953)
                                                 ---------    ---------
                                                 $ 149,392    $ 109,026
                                                 =========    =========

Depreciation expense for the six months ended June 30, 2009 and 2008 totalled $29,080 and $46,469, respectively.



 9. NOTES PAYABLE - RELATED PARTIES

     a) In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest. The advance was repaid in January 2009. Interest is 10% per annum and for the six months ended June 30, 2009 and 2008, interest amounted to $-0- and $270, respectively. The balance due was $-0- and $5,000 as of June 30, 2009 and December 31, 2008, respectively.

     b) During 2008, a related party advanced $42,123 to the Company's Media Top Prim subsidiary. The note is interest free and due upon demand. As of June 30, 2009 and December 31, 2008, the amount due the related party was $20,731 and $42,123, respectively.

10. CAPITAL LEASES

Capital lease obligations consisted of the following:

                                          June 30, 2009    December 31, 2008
                                          -------------    -----------------
   Equipment                                $ 7,419            $ 9,324
   Current portion                            2,967              2,967
                                            -------            -------
   Capital lease obligations,
     less current portion                   $ 4,452            $ 6,357
                                            =======            =======


Interest expense for the six months ended June 30, 2009 and 2008 was $390 and $-0-, respectively.

The following is a schedule of minimum future lease payments required as of June 30, 2009, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

     Capital Leases:                 Principal        Interest        Total
     ----------------------------------------------------------------------
     Fiscal year ending:
     2009                             $ 1,298       $   466         $ 1,764
     2010                               3,321           650           3,971
     2011                               2,800           166           2,966
     ----------------------------------------------------------------------
     Total minimum lease payments     $ 7,419       $ 1,282         $ 8,701
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

                                                 June 30,         December 31,
                                                  2009               2008
                                                  ----               ----

   Balance at beginning of period              $      -             $     -

   Capital contributions                              -                 260

   Noncontrolling interest share of loss              -                (260)
                                               --------             -------

   Balance at end of period                    $      -             $     -
                                               ========             =======



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

Treasury Stock
--------------

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market. As of June 30, 2009, the Company repurchased 9,800 shares in the amount of $9,237. No shares have been repurchased subsequent to June 30, 2009.





14. SEGMENT INFORMATION

The Company operates in one industry with two geographic segments. The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income. The following is a summary of key financial data:

                                         Six Months Ended                   Three Months Ended
                                             June 30,                             June 30,
                                    2009                2008               2009               2008
                                    ----                ----               ----               ----
Net sales:
          United States         $        -           $      -           $       -          $       -
          Moldova                1,218,205             645,389            629,399            336,312
                                ----------           ---------          ---------          ---------
                                $1,218,205           $ 645,389          $ 629,399          $ 336,312
                                ==========           =========          =========          =========

Income (loss) from operations:
          United States         $ (105,305)          $       -          $ (60,291)         $       -
          Moldova                  121,437              35,345          $  79,866             33,385
                                ----------           ---------          ---------          ---------
                                $   16,132           $  35,345          $  19,575          $  33,385
                                ==========           =========          =========          =========


                                                June 30,          December 31,
                                                  2009                2008
                                                  ----                ----
  Total Assets:
     United States                           $  8,878,257        $  8,868,283
     Moldova                                    1,328,024           1,346,624
                                             ------------        ------------
  Total Assets                               $ 10,206,281        $ 10,214,907
                                             ============        ============

15. COMMITMENTS AND CONTINGENCIES

     a) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC "NTV" and JSC "NTV-Mir" owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the six months ended June 30, 2009 and 2008, the Company expensed $153,566 and $114,667, respectively.

     b) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC "TNT-Teleset" owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $142,400 per year. For the six months ended June 30, 2009 and 2008, the Company expensed $129,000 and $71,200, respectively.

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

     The Company paid a deposit against the purchase price of approximately $254,000. The acquisition was terminated during 2008 due to the recent global financial crisis that has affected the outdoor advertising market in Romania. The Company transferred the deposit to IPA and released the Romanian company from the obligation. See Note 6 for further information.


16. SUBSEQUENT EVENT

     On July 9, 2009, the Company entered into a letter of intent to acquire a 60% interest in privately-held Genesis International SA ("Genesis"), an East European infrastructure company, for $4.8 million. Genesis' core business is road construction and rehabilitation in Romania. The acquisition is subject ot due diligence by the Company and the acquisition is expected to close during the third quarter of 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Basis of Presentation

On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, Media Alianta (before Cabavarum) , the 100% owner of Analiticmedia-Grup, both Moldovan companies ("AMG"), whose main business is the production and broadcasting of television programs and news reports primarily for the Moldovan viewing audience.

As provided for in the share exchange agreement, the stockholders of Cabavarum received 5,251,000 shares of newly issued EMH common stock in exchange for the outstanding shares of Cabavarum they held and certain shareholders of EMH transferred 6,726,400 shares to associates of Cabavarum., The acquisition was accounted for as a recapitalization. The financial statements prior to July 2006, are those of Cabavarum and reflect the assets and liabilities of Cabavarum and AMG at historical carrying amounts. Immediately following the share exchange, EMH had a total of 15,053,000 common shares issued and outstanding, of which the shareholders and associates of Cabavarum controlled 80% of the outstanding common stock.

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

Six Months ended June 30, 2009 compared to the Six Months ended June 30, 2008.

     REVENUES. Revenues for the six month period ended June 30, 2009, increased by $572,816 or 189% to $1,218,205 as compared to $645,389 during the comparable period of 2008. Overall growth was a result of the acquisition of the Media Top Prim group of companies and creation of a new joint venture, Alkasar Media Services advertising agency.

     COST OF SALES. Cost of sales increased by $278,875 or 175% to $652,411 for the six month period ending June 30, 2009, from $373,536 for the comparable period in 2008. This increase was primarily due to increased sales in 2009. The Company also incurred increased payroll costs at TV7 and an increase in retransmission fees related to TNT television channel.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $266,156 or 239% to $458,131 for the six month period ending June 30, 2009 from $191,975 for the comparable period in 2008. This increase was due to the significant increase in payroll expenses, and initial and marketing expenses for the newly acquired TV channel and newly created advertising agency.

     OTHER ITEMS. Other income increased by $97,564, or 841%, comparing to $110,725 for the six month period ended June 30, 2009 to $13,161 for the comparable period in 2008, primarily due to an increase in interest income.

     Other operating expenses increased by $21,028, or 165%, comparing to $53,175 for the six month period ended June 30, 2009 to $32,147 for the comparable period in 2008, primarily due to an increase in rent expenses for new offices.

     INCOME TAXES. Income taxes were not provided for the periods ended June 30, 2009 and June 30, 2008 as the Moldovan tax rate was 0% for the two periods.

Three Months ended June 30, 2009 compared to the Three Months ended June 30,
2008.

     REVENUES. Revenues for the three month period ended June 30, 2009, increased by $293,087 or 187% to $629,399 as compared to $336,312 during the comparable period of 2008. Overall growth was a result of the acquisition of the Media Top Prim group of companies and creation of a new joint venture, Alkasar Media Services advertising agency.

     COST OF SALES. Cost of sales increased by $195,188 or 216% to $363,915 for the three month period ending June 30, 2009, from $168,727 for the comparable period in 2008. This increase was primarily due to increased sales in 2009. The Company also incurred increased payroll costs at TV7 and an increase in retransmission fees related to TNT television channel.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $140,925 or 217% to $261,003 for the three month period ending June 30, 2009 from $120,078 for the comparable period in 2008. This increase was due to the significant increase in payroll expenses, and initial and marketing expenses for the newly acquired TV channel and newly created advertising agency.

     OTHER ITEMS. Other income increased by $61,869, comparing $55,171 for the three month period ended June 30, 2009 to $(6,698) for the comparable period in 2008, primarily due to an increase in interest income.

     Other operating expenses increased by $10,334, or 173%, comparing $24,456 for the three month period ended June 30, 2009 to $14,122 for the comparable period in 2008, primarily due to an increase in rent expenses for new offices.

     INCOME TAXES. Income taxes were not provided for the periods ended June 30, 2009 and June 30, 2008 as the Moldovan tax rate was 0% for the two periods.




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

In November 2008, the Company loaned IPA International Project Establishment, a Lichtenstein Corporation ("IPA"). The Company advanced IPA $3,840,000. The loan has been extended to October 2009 with interest of 5% annum payable at maturity.

In June 2009, the Company entered into a loan agreement with Genesis International SA. The Company advanced Genesis International SA $500,000. The loan is due upon demand with interest at 5% per anum. For the six months ended June 30, 2009, the Company received interest income of $3,528.

During the first six months of 2009, the Company has funded its capital requirements primarily through operating activities. As of June 30, 2009 the Company had a cash balance of $717,033. This compares with a cash balance of $1,334,738 at December 31, 2008. The Company expects cash flow from operations to fund the Company's operating activities for the next twelve months. The proceeds of $5 million from the 2008 private placement will enable the Company to expand its present activities.

The Company had a working capital surplus of approximately $5.7 million and a stockholders' equity of approximately $9.8 million as of June 30, 2009. Cash and cash equivalents decreased approximately $617,705 for the six months ended June 30, 2009. The decrease is primarily attributable to the purchase of property, plant and equipment of $87,698 and an advance on a note receivable of $500,000.

Accounts receivable, net of allowances, were $306,393 at June 30, 2009, as compared to $263,000 at December 31, 2008. The increase is primarily due to increased sales during the six months ended June 30, 2009. Property, plant and equipment, net, were $149,392 at June 30, 2009, as compared to $109,000 at December 31, 2008, principally due to the purchase of $87,698 of property, plant and equipment during the six months ended June 30, 2009. Accounts payable were $52,548 at June 30, 2009, as compared to $88,000 at December 31, 2008. The decrease is primarily due to the use of excess cash during the six months ended June 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of June 30, 2009, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the "Certifying Officer") conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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






                                     EMERGING MEDIA HOLDINGS, INC

Date: August 13, 2009                By:  /s/ Iurie Bordian
                                          --------------------------------------

                                          Iurie Bordian, Chief Executive Officer
                                          and Chief Financial Officer