Form 10-Q
period 2009-09-30
EMERGING MEDIA HOLDINGS INC
filed 2009-11-10
CIK 1307140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission File Number:              0-52408

EMERGING MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	[New EIN Applied For]
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA	32765
(Address of principal executive offices)	(Zip Code)

(407) 620-1063
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

As of November 1, 2009, there were 16,303,000 shares of Common Stock, $0.001 par value, outstanding.

Emerging Media Holdings, Inc. and Subsidiaries

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2009
	and December 31, 2008 (unaudited)	2

	Consolidated Statements of Operations for the
	Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Nine Months ended September 30, 2009 and 2008 (unaudited)	4

	Consolidated Statement of Stockholders' Equity for the Period Ended September 30, 2009 (Unaudited)	5

	Statement of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6-7

	Notes to Unaudited Financial Statements	8-20

Item 2.	Management's Discussion and Analysis of Financial	21
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	28

Signatures		29

PART I—FINANCIAL INFORMATION

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

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$565,555	$1,334,738
Marketable securities	330,066	250,000
Notes receivable	4,759,919	3,840,000
Accounts receivable - net of allowance	365,849	262,889
Inventories	5,570	5,728
Employee receivables and other current assets	125,693	458,024

Total Current Assets	6,152,652	6,151,379

Property, plant and equipment, net	134,608	109,026

Intangible assets - net	272,245	314,857
Goodwill	3,639,645	3,639,645

TOTAL ASSETS	$10,199,150	$10,214,907

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$112,219	$87,958
Accrued expenses	179,019	179,893
Current portion of capital lease obligation	2,967	2,967
Notes payable - related parties	-	47,123

Total Current Liabilities	294,205	317,941

LONG-TERM LIABILITIES:
Capital lease obligation - less current portion	2,428	6,357

Total Liabilities	296,633	324,298

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares to be
designated at September 30, 2009 - at stated value	4,000,000	4,000,000
Common stock, $.001 par value, 100,000,000 shares
authorized; 16,303,000 and 16,303,000 shares issued
at September 30, 2009 and December 31, 2008	16,303	16,303
Additional paid-in-capital	5,027,003	5,027,003
Retained earnings	802,615	693,547
Cumulative other comprehensive income (loss)	65,833	162,993
Less: Cost of common stock in treasury, 9,800 shares	(9,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:	9,902,517	9,890,609

Noncontrolling interest	-	-
Total Equity	9,902,517	9,890,609

TOTAL LIABILITIES AND EQUITY	$10,199,150	$10,214,907

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$1,745,928	$1,407,114	$527,723	$761,725

Costs and expenses:
Cost of sales	1,058,680	852,794	406,269	479,258
Selling and marketing expenses	133,810	87,397	42,279	42,864
General and administrative expenses	551,524	367,052	146,568	207,224
Other operating expenses	85,505	44,376	32,330	12,229
	1,829,519	1,351,619	627,446	741,575

Income (loss) from operations	(83,591)	55,495	(99,723)	20,150

Other income (expense):
Interest expense	(1,969)	(3,706)	(1,125)	1,275
Interest income	194,627	39,178	83,058	6,894
Loss on sale of fixed assets	-	(14,465)	-	(323)
	192,658	21,007	81,933	7,846

Earnings before provision for income taxes	109,067	76,502	(17,790)	27,996

Provision for income taxes	-	-	-	-

Net earnings (loss)	109,067	76,502	(17,790)	27,996

Less: Net income attributable to the
noncontrolling ineterest	-	-	-	-

Net earnings attributable to Emerging Media Inc.
and Subsidiaries	$109,067	$76,502	$(17,790)	$27,996

Earnings per common share:
Earnings per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders - basic	$0.01	$0.01	$0.00	$0.00

Earnings per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders - diluted	$0.01	$0.01	$0.00	$0.00

Weighted average common shares - basic	16,303,000	15,654,914	16,303,000	16,302,178

Weighted average common shares - diluted	17,303,000	16,654,914	16,303,000	17,302,178

Amounts attributable to Emerging Media Inc.
and Subsidiaries common shareholders:
Net earnings	$109,067	$76,502	$(17,790)	$27,996

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Net income	$109,067	$76,502

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(97,160)	53,092

Comprehensive income	11,907	129,594

Comprehensive income attributable to noncontrolling
interest	-	-

Comprehensive income attributable to Emerging
Media Inc. and Subsidiaries	$11,907	$129,594

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
September 30, 2009
(Unaudited)

			Preferred Stock		Common Stock				Cumulative
		Comprehensive	Number of		Number of		Additional Paid	Retained	Other Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	In Capital	Earnings	Income	Stock	Interest
Balance, January 1, 2008	$ 801,361		-	$ -	15,053,000	$ 15,053	$ 28,253	$ 642,823	$ 115,232	$ -	$ -

Sale of common stock	5,000,000				1,250,000	1,250	4,998,750

Issuance of preferred stock	4,000,000		1,000,000	4,000,000

Purchase of 9,800 shares of
treasury stock	(9,237)									(9,237)

Contribution from noncontrolling
interest	260										260

Net income year ended
December 31, 2008	50,464	$ 50,464						50,724			-260

Currency translation	47,761	47,761							47,761

Comprehensive income		$ 98,225

Balance, December 31, 2008	9,890,609		1,000,000	4,000,000	16,303,000	16,303	5,027,003	693,547	162,993	(9,237)	-

Net income	109,067	$ 109,067						109,067

Currency translation	(97,160)	(97,160)							(97,160)

Comprehensive income (loss)		$ 11,907

Balance, September 30, 2009	$ 9,902,516		1,000,000	$4,000,000	16,303,000	$ 16,303	$ 5,027,003	$ 802,614	$ 65,833	$ (9,237)	$ -

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$109,067	$76,502
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	86,645	69,757
(Loss) gain on disposition of fixed assets	-	(14,465)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(181,072)	37,906
(Increase) decrease in inventories	158	44
(Increase) in employee receivables and other
current assets	(68,285)	(121,965)
Increase in accounts payable,
accrued liabilities and income taxes payable	23,387	168,899

Net Cash Provided by (Used In) Operating
Activities	(30,100)	216,678

Cash flows from investing activities:
Deposit on acquisition	-	(253,790)
Purchase of property, plant and equipment	(84,042)	(28,252)
Proceeds from sale of marketable securities	-	(8,166)
Purchase of marketable securities	(80,066)	-
Proceeds from sale of land	-	419
Repayment of loans by employees	9,755	-
Advances on note receivable	(500,000)	-

Net Cash Used In Investing Activities	(654,353)	(289,789)

Cash flows from financing activities:
Proceeds from sale of common stock	-	5,000,000
Repayment of debt - related parties	(48,123)	(84,902)
Repayment of debt	(3,929)	-
Proceeds from loans - related parties	1,000	1,607
Cash received upon acquisition	-	11,662

Net Cash Provided by (Used In) Financing Activities	(51,052)	4,928,367

Effect of exchange rate changes on cash	(33,678)	(14,492)

Net Increase (decrease) in cash	(769,183)	4,840,764

Cash - Beginning of period	1,334,738	179,813

Cash - End of period	$565,555	$5,020,577

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Supplemental disclosure cash flow information:

Cash paid for interest	$1,969	$3,706

Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash transactions during the period for:

Assumption of deposit receivable
from terminated acquisition by
noteholder	$253,740

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the periods presented herein have been prepared by Emerging Media Holdings, Inc. (the “Company” or “EMH”) and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented has been made.  The information for the consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

Organization

EMH was incorporated in the State of Nevada on September 3, 2003.  The Company directs its operations through its subsidiaries, Media Alianta S.R.L. (“Media Alianta”), formerly Cabavarum S.R.L., Analytic Media Group, S.A. ("AMG"), Media Top Prim S.R.L (LLC) (“Media Top Prim”) and Alkasar Media Services S.R.L.  All the subsidiaries' operations and assets are located in the Republic of Moldova.  Through its subsidiaries, the Company's primary activities are in radio and television broadcasting.  The Company was granted a broadcasting license in 2005 which extends through 2011.  The Company earns its revenue primarily through advertisement sales.

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

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Economic and Political Risks

The Company  faces a number of risks and challenges since its operations are  in the Republic  of  Moldova  and  its  primary  market  is in Moldova.  The financial statements have been prepared assuming the Company will continue as a going concern.  100% of the consolidated revenue is earned in Moldova.  Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in Moldova will affect the Company’s operations.  Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

Cash Equivalents

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased.  At September 30, 2009 and December 31, 2008, cash equivalents approximated $208,000 and $815,000, respectively.

Marketable Securities

The Company classifies its fixed income securities as “held-to-maturity”, and accordingly, are carried at cost, which approximates market value.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 320, "Investments-Debt and Equity Securities" ("ASC 320"), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  See Note 5 for further discussion regarding these impairment charges.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Inventories

Inventories are stated at the lower of cost or market on average cost basis, and includes petrol and cosmetic products.

Employee Receivables

The Company advances loans to certain employees.  The loans are interest free.  Receivables from employees at September 30, 2009 and December 31, 2008 amounted to $75,249 and $93,559, respectively, and are included in employee receivables and other current assets on the Company’s consolidated balance sheet.

Depreciation

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

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Conversion of assets and liabilities from MDL$ into US$ has been made at the rate of exchange on September 30, 2009 and December 31, 2008: at US$1.00: MDL 11.50: and US$1.00: MDL 10.40.

Use of Estimates

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in FASB ASC 605, (Revenue Recognition) ("ASC 605").

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

Evaluation of Long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in FASB ASC 360-15-35, “Impairment or Disposal of Long-Lived Assets” ("ASC 360-15-35").  If the carrying value of the long-lived assets exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

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

Effective January 1, 2007, uncertain tax positions are accounted for in accordance with FASB ASC 740  "Income Taxes” ("ASC 740").  See Note 12 for further discussion.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company's cash and cash equivalents are concentrated primarily in four banks in Moldova.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Accounts receivable are reviewed daily and credit is given after the review of the Company’s credit policies.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.

Retransmission Rights

The Company enters into agreements for the right to retransmit programs from other television networks.  The terms of the agreements are on an annual basis and the costs are expensed as a part of cost of sales over the life of the agreements.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share.  For the nine and three months ended September 30, 2009 and 2008, there were 1,000,000 potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	September 30,
	2009	2008
Basic	16,303,000	15,654,914

Potential shares	1,000,000	1,000,000

Fully diluted	17,303,000	16,654,914

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

As of September 30, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair values of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the nine months ended September 30, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2009..

		Assets at Fair Value as of September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$565,555	$565,555	$-	$-
Held-to-maturity securities	330,066	-	330,066	-
Total	$895,621	$565,555	$330,066	$-

The Company had no financial assets accounted for on a non-recurring basis as of September 30, 2009.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2009 and the Company did not have any financial liabilities as of September 30, 2009.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.

Reclassification

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810 "Consolidation" ("ASC 810"),.  As a result of adopting ASC 810, prior years balances were reclassified to confirm to current presentation.

New Financial Accounting Standards

Updates to the FASB Codification Applicable to the Company
During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 9, 2009 (the date the Company’s financial statement are issued).

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

2. ACQUISITIONS

On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L. (LLC) (“Media Top Prim”), located in Moldova, for 1 million shares of the Company’s preferred stock of a class and series to be authorized, valued at $4.0 million.  The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company’s stock price will not be less than $4 per share.  Media Top Prim’s primary activities are in radio and television broadcasting.  Media Top Prim earns its revenues primarily through advertisement sales.  Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013.  The purchase price was allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim are included in the Company’s consolidated financial statements from May 2, 2008.

The following unaudited proforma summary of results of operations assume Media Top Prim had been acquired as of January 1, 2008:

Nine Months Ended
September 30, 2008
Net sales	$1,509,114
Net earnings	88,220
Earnings per share -
diluted	$0.01

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

4. GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.  Effective January 1, 2009, acquisition related costs will be recognized separately from the acquisition in accordance with FASB ASC 805 "Business Combination" ("FASB ASC 805").

Other intangibles include the value assigned to the license purchased as part of the acquisition. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $42,612 and $-0-, for the nine months ended September 30, 2009 and 2008, respectively.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The changes in the carrying value of goodwill for the nine months ended September 30, 2009 are as follows:

Total

Balance, December 31, 2008	$3,639,645

Adjustments	-

Balance, September 30, 2009	$3,639,645

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.

For the annual goodwill impairment assessment performed in 2008, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

The income approach is based on a projection of discounted cash flows prepared by Company management.  The following range of assumptions was utilized in calculating the Company’s future cash flow projection:

•	Revenue growth rates from 0% to 25%
•	Weighted average cost of capital of 11.0% to 13.3%

The market approach applies multiples of guideline companies to certain of the Company’s value measures (earnings before interest and taxes and debt-free cash flow, for example).  A control premium ranging from 27.5% - 31.7% was factored into the calculation.

Once the fair value was determined under each valuation method, the Company established the weight of each valuation method.  As management’s projections provided for the discounted cash flow analysis are believed to be more indicative of the Company’s future performance, the income approach was weighted at 75%.  The guideline company approach relies on the market and given the present state of the economy with significant market fluctuations, the Company believes the discounted cash flow projections are a more reliable base.  As a result, the market approach was weighted at 25%.

The annual impairment test related to the Company's goodwill was performed during the fourth quarter of 2008.

The components of intangible assets other than goodwill are as follows:

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$75,755	$348,000	$33,143

During the year ended December 31, 2008, the Company acquired intangible assets related to a licensing agreement in the amount of $348,000.  At the time of acquisition, these intangible assets had a weighted average estimated life of 7 years.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2009	$11,541
2010	49,714
2011	49,714
2012	49,714
2013	49,714

5. MARKETABLE SECURITIES

At September 30, 2009 and December 31, 2008, marketable securities have a cost and estimated fair value of $330,066 and $250,000, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  The bonds mature in March 2010.

6. NOTES RECEIVABLE

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation (“IPA”).  The Company advanced IPA $3,840,000.  In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement.  See Note 15 for further information.  As of September 30, 2009, IPA owed the Company $4,093,740 plus interest of $146,757.  The term of the loan was originally for six months with interest at a rate of 5% per anum payable at maturity.  The loan has been extended to October 2009.  On October 1, 2009, the Company closed an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA.  The outstanding note receivable was applied against the purchase price.  See Note 16 for further information.  For the nine months ended September 30, 2009, the Company recorded interest income of $153,000.

In June 2009, the Company entered into a loan agreement with Genesis International SA.  The Company advanced Genesis International SA $500,000.  The loan is due upon demand with interest at 5% per anum.  For the nine months ended September 30, 2009, the Company received interest income of $19,422.  The note was repaid in full in October 2009.

7. INVENTORIES

 Inventories are summarized as follows:

	September 30,	December 31,
	2009	2008
Cosmetics	$888	$1,354
Petrol	4,771	4,374
	$5,659	$5,728

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	September 30,	December 31,
	2009	2008
Machinery and equipment	$783,068	$776,979

Less accumulated depreciation	(648,460)	(667,953)
	$134,608	$109,026

Depreciation expense for the nine months ended September 30, 2009 and 2008 totalled $44,033 and $69,757, respectively.

 9. NOTES PAYABLE – RELATED PARTIES

a)
In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest.  The advance was repaid in January 2009.  Interest is 10% per annum and for the nine months ended September 30, 2009 and 2008, interest amounted to $-0- and $331, respectively.  The balance due was -0- and $5,000 as of September 30, 2009 and December 31, 2008, respectively.

b)
During 2008, a related party advanced $42,123 to the Company’s Media Top Prim subsidiary. The note is interest free and due upon demand.  The note was repaid in full during 2009.  As of September 30, 2009 and December 31, 2008, the amount due the related party was $-0- and $42,123, respectively.

10. CAPITAL LEASES

Capital lease obligations consisted of the following:

	September 30, 2009	December 31, 2008
Equipment	$5,395	$9,324
Current portion	2,967	2,967
Capital lease obligations,
less current portion	$2,428	$6,357

Interest expense for the nine months ended September 30, 2009 and 2008 was $1,969 and $-0-, respectively.

The following is a schedule of minimum future lease payments required as of September 30, 2009, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Capital Leases:	Principal	Interest	Total
Fiscal year ending:
2009	$649	$233	$882
2010	2,988	650	3,638
2011	1,758	166	1,924
Total minimum lease payments	$5,395	$1,049	$6,444

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

11. NONCONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810.

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L.

	September 30,	December 31,
	2009	2008
Balance at beginning of period	$-	$-

Capital contributions	-	260

Noncontrolling interest share of loss	-	(260)

Balance at end of period	$-	$-

The loss for 2008 exceeds the capital of the third party.  Losses are only allocable to the extent of capital.  Any excess losses are absorbed by the Company.  In future periods, net income will be allocated to previous unallocated losses before being allocated to third party interests.

12. INCOME TAXES

The Company adopted the provisions of ASC 740 on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

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

13. STOCKHOLDERS' EQUITY

Common Stock

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company’s common stock.

The net proceeds of the private placement was primarily used to fund the Company’s operations.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares are convertible into common shares on a 1:1 basis on the condition the Company’s stock price will not be less than $4 per share.  The Company and the preferred shareholders are currently in negotiations as the common share price is less than $4.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of September 30, 2009, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to September 30, 2009.

14. SEGMENT INFORMATION

The Company operates in one industry with two geographic segments.  The primary criteria by which financial performance is evaluated and resources are allocated are revenues and operating income.  The following is a summary of key financial data:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
United States	$1,745,978	$140,714	$52,772	$761,725
Moldova	-	-	-	-
	$1,745,978	$140,714	$52,772	$761,725

Income (loss) from operations:
United States	$(165,984)	$(74,711)	$(60,579)	$(74,711)
Moldova	82,393	130,206	(39,144)	94,861
	$(83,591)	$55,495	$(99,723)	$20,150

	September 30,	December 31,
	2009	2008
Total Assets:
United States	$8,867,950	$8,868,283
Moldova	1,331,200	1,346,624
Total Assets	$10,199,150	$10,214,907

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

15. COMMITMENTS AND CONTINGENCIES

a) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC “NTV” and JSC “NTV-Mir” owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the nine months ended September 30, 2009 and 2008, the Company expensed $138,667 and $172,000, respectively.

b) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $142,400 per year. For the nine months ended September 30, 2009 and 2008, the Company expensed $118,667 and $106,800, respectively.

c) On June 17, 2008, the Company entered into an agreement to acquire Way Media, LTD (“Way Media”), a Romanian company.  Way Media is one of the top five Romanian outdoor advertising companies with a developed network in more than 22 cities.  Way Media offers the planning and production of high quality outdoor advertising strategies, as well as installation and maintenance throughout the country of Romania.

The Company paid a deposit against the purchase price of approximately $254,000.  The acquisition was terminated during 2008 due to the recent global financial crisis that has affected the outdoor advertising market in Romania.  The Company transferred the deposit to IPA and released the Romanian company from the obligation.  See Note 6 for further information.

16. SUBSEQUENT EVENT

On October 1, 2009, the Company closed an acquisition of 60% of the outstanding shares of SC Genesis International S.A. ("Genesis") owned by IPA International Project Establishment.  The consideration paid by the Company for the acquisition of Genesis was $4,800,000.

Genesis, a joint stock company incorporated under the laws of Romania, has as its principal business, the construction of roads and highways.  Other secondary activities include surface and underground railway construction, other special construction projects, relocation services and merchandise transportation.

The fair value of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in Genesis will be measured as of the date of acquisition.  The measurement period is the period after the acquisition date during which time the Company may adjust the provisional amounts recognized for the business combination.  Goodwill will be recognized as the excess of the fair value of the consideration transferred over the fair value of the identifiable assets acquired and the liabilities assumed.  The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.  Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

General

Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, Media Alianta (formerly Cabavarum S.R.L), Analytic Media Group, S.A. ("AMG") and Media Top Prim S.R.L. Our subsidiaries' operations and assets are located in the Republic of Moldova. Through its subsidiaries, the Company's primary activities are in radio and television broadcasting. The Company earns its revenue primarily through advertisement sales.

Throughout this Form 10-Q, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Recent Developments

On October 1, 2009, Emerging Media Holdings, Inc. (“we”, “us”, “EMH” or the “Company”) closed an acquisition of 60% of the outstanding shares of SC Genesis International S.A., a joint stock company incorporated under the laws of Romania (“Genesis”) from IPA International Project Establishment, a Lichtenstein corporation (“IPA”), pursuant to a Share Purchase Agreement (the “Agreement”), executed as of June 10, 2009, by and between the Company and Genesis.  On November 7, 2008, the Company had entered into a loan agreement with IPA, and the Company had advanced IPA $3,840,000.  In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement. As of September 30, 2009, IPA owed the Company $4,093,740 plus interest of $146,757.  On October 1, 2009, the Company closed an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA for $4,800,000, and the outstanding note receivable was applied against the purchase price.

Genesis was founded with private capital as a joint stock company under the laws of Romania in 1994 and has, as its principal business, the construction of roads and highways.  Other secondary activities include surface and underground railway construction, other special construction projects, relocation services and merchandise transportation. Genesis has approximately 120 employees. Genesis’ principal offices are located at 192 Calea, 13 Septembrie 192 Street, District 5, Bucharest, Romania.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by both specific identification of customer accounts where appropriate and the application of historical loss experience to non-specific accounts.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could possibly be required.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance in FASB ASC 605, “Revenue Recognition”. Revenue from advertisement sales is recognized on a contract basis and is earned over the life of the contract as the services for advertising are performed.

Income Taxes

Income taxes are accounted for under FASB ASC 740, “Income Taxes”.  In accordance with FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.  Significant judgment is required in determining the worldwide provisions for income taxes.  In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

Foreign currency accounting

The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses.  Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar.

Although our Moldovan subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar).  Additionally, our Moldova subsidiaries have certain bank loans that are denominated in U.S. dollars, and make certain purchases that are denominated in U.S. dollars.  As required by FASB ASC 830, “Foreign Currency Matters”, at the time of such a U.S dollar denominated transaction the subsidiary records the revenue and related receivable, or the bank debt or other liability, in lei on the basis of the exchange rate in effect on the date of the transaction.  However, if the exchange rate between the lei and the currency in which the transaction is denominated changes between the date of the original transaction and the date the resulting receivable is collected or liability is paid, the amount received or paid, when converted to lei, will be different than the receivable or liability originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations.  Additionally, at the end of each reporting period the lei amounts for the receivables, bank debts and accounts payable of our Moldova subsidiaries that are denominated in U.S. dollars are adjusted to reflect the amount in lei expected to be received or paid when the receivable is collected or the liability settled on the basis of the exchange rate at the end of the period. These adjustments also produce foreign currency transaction gains or losses which are recorded in the results of operations.

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

Nine Months ended September 30, 2009 compared to the Nine Months ended September 30, 2008.

REVENUES. Revenues for the nine month period ended September 30, 2009, increased by $338,814 or 24.08% to $1,745,928 as compared to $1,407,114 during the comparable period of 2008. Overall growth was a result of the acquisition of the Media Top Prim group of companies and creation of a new joint venture, Alkasar Media Services advertising agency.

COST OF SALES. Cost of sales increased by $205,886 or 24,14% to $1,058,680 for the nine month period ending September 30, 2009, from $852,794 for the comparable period in 2008. This increase was primarily due to increased sales in 2009. The Company also incurred increased payroll costs at TV7 and an increase in retransmission fees related to TNT television channel.

    SELLING AND ADMINISTRATIVE EXPENSES.  Selling and administrative expenses increased by $230,885 or 33.69% to $685,334 for the nine month period ending September 30, 2009 from $454,449 for the comparable period in 2008.  This increase was due to the significant increase in payroll expenses, and initial and marketing expenses for the newly acquired TV channel and newly created advertising agency.

     OTHER ITEMS. Other income increased by $171,651,comparing to $192,658 for the nine month period ended September 30, 2009 to $21,007 for the comparable period in 2008, primarily due to an increase in interest income.

Other operating expenses increased by $41,129, or 92.68%, comparing to $85,505     for the nine month period ended September 30, 2009 to $44,376 for the comparable period in 2008, primarily due to an increase in rent expenses for new offices.

      INCOME TAXES. Income taxes were not provided for the periods ended September 30, 2009 and September 30, 2008 as the Moldovan tax rate was 0% for the two periods.

Three Months ended September 30, 2009 compared to the Three Months ended September 30, 2008.

REVENUES. Revenues for the three month period ended September 30, 2009, decreased by $234,002 or 30.72 % to $527,723 as compared to $761,725 during the comparable period of 2008. The decrease was a result of the seasonable low advertising sales period and world media market crisis affected the Moldavian market.

COST OF SALES. Cost of sales decreased by $72,989 or 15.23% to $406,269 for the three month period ending September 30, 2009, from $479,258 for the comparable period in 2008. This decrease was primarily due to decreased sales in 2009.

    SELLING AND ADMINISTRATIVE EXPENSES.  Selling and administrative expenses decreased by $61,241 or 24.49% to $188,847 for the three month period ending September 30, 2009 from $250,088 for the comparable period in 2008.  This decrease was due to the significant decrease in payroll expenses and marketing expenses.

     OTHER ITEMS. Other income increased by $74,087, comparing $81,933 for the three month period ended September 30, 2009 to $7,846 for the comparable period in 2008, primarily due to an increase in interest income.

Other operating expenses increased by $20,101, comparing $32,330 for the three month period ended September 30, 2009 to $12,229 for the comparable period in 2008, primarily due to an increase in rent expenses for new offices.

      INCOME TAXES. Income taxes were not provided for the periods ended September 30, 2009 and September 30, 2008 as the Moldovan tax rate was 0% for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, the Company’s main strategic goal is to expand the business in neighboring East European countries, primarily Romania, Ukraine and Russia.

The Company can grow using its internally-generated funds, and it is anticipated that the current projections can be achieved without any external capital infusion.  However, since Moldovan as well as Ukrainian and Romanian Television markets are still in their development stages with the overall growth rate well above comparable growth rates in the “matured” markets, there are small/medium-sized companies that are severely undercapitalized, and thus operate with a high degree of inefficiency.  With the additional capital, the Company can implement two core strategies:

-
Increase shareholders’ value by capitalizing on private-to-public arbitrage opportunities and purchasing “revenues” via acquisitions of private undercapitalized businesses and applying economies of scale.

-	Increase Shareholders’ value by growing the Company’s core business internally by investing in its own equipment and production, thus increasing production capacity and competitiveness.

We believe that both strategies could significantly accelerate the Company’s internal growth, while improving its operating cash flow.  We intend to purchase operating businesses by spending on average $1 of capital for $1 of revenues of acquired operating business, thus, in effect purchasing operating business (after the application of the economies of scale arbitrage) at an approximate P/E ratio of 4.  There is no assurance that we will be able successfully to make any such acquisition or acquisitions.

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

On May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel (Media Top Prim S.R.L.), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation.  The acquisition was agreed to be made in the Company’s preferred stock, of a class and series to be authorized, valued at $4.0 million.  The preferred shares issuable would convertible into common shares on a 1:1 basis after a holding period of one year on the condition the Company’s stock price was not be less than $4 per share.  The Company and the preferred shareholders are currently in negotiations as the common share price is less than $4.  The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim S.R.L. are included in the Company’s consolidated financial statements from May 2, 2008.

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company’s common stock.  The net proceeds of the private placement were primarily used to fund the Company’s operations, including the acquisition of Genesis.

In November 2008, the Company loaned IPA International Project Establishment, a Lichtenstein Corporation (“IPA”). The Company advanced IPA $3,840,000.  The loan has been extended to October 2009 with interest of 5% annum payable at maturity.

In June 2009, the Company entered into a loan agreement with Genesis International SA.  The Company advanced Genesis International SA $500,000.  The loan was due upon demand with interest at 5% per annum, and was paid back in connection with the Company’s acquisition of Genesis on October 1, 2009.  For the nine months ended September 30, 2009, the Company received interest income of approximately $19,000.

During the first nine months of 2009, the Company has funded its capital requirements primarily through operating activities.  As of September 30, 2009 the Company had a cash balance of $565,555. This compares with a cash balance of $1,334,738 at December 31, 2008. The Company expects cash flow from operations to fund the Company’s operating activities for the next twelve months.  The proceeds of $5 million from the 2008 private placement will enable the Company to expand its present activities.

The Company had a working capital surplus of approximately $5.9 million and a stockholders’ equity of approximately $9.9 million as of September 30, 2009.  Cash and cash equivalents decreased approximately $769,000 for the nine months ended September 30, 2009.  The decrease is primarily attributable to the purchase of property, plant and equipment of $84,000, purchase of marketable securities of $80,000, the repayment of a related party loan of $47,000 and an advance on a note receivable of $500,000.

Accounts receivable, net of allowances, were $366,000 at September 30, 2009, as compared to $263,000 at December 31, 2008.  The increase is primarily due to increased sales during the nine months ended September 30, 2009.  Property, plant and equipment, net, were $135,000 at September 30, 2009, as compared to $109,000 at December 31, 2008, principally due to the purchase of $84,000 of property, plant and equipment during the nine months ended September 30, 2009.  Accounts payable were $291,000 at September 30, 2009, as compared to $268,000 at December 31, 2008.  The increase is primarily due to additional expenses  during the nine months ended September 30, 2009.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Inflation

To date inflation has not had a material impact on our operations.

New Financial Accounting Standards

During the second quarter of 2009, the Company implemented additional interim disclosures about fair value of financial instruments, as required by FASB ASC Paragraph 825-10-65-1.  Prior to implementation, disclosures about fair values of financial instruments were only required to be disclosed annually.  As the required modifications only related to additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Beginning in the second quarter of 2009, the Company must disclose the date through which subsequent events have been evaluated, in accordance with the requirements in FASB ASC Paragraph 855-10-50-1.  With regards to the condensed consolidated financial statements and notes to those financial statements contained in this Form 10-Q, the Company has evaluated all subsequent events through November 9, 2009 (the date the Company’s financial statement are issued).

In September 2009, the FASB implemented certain modifications to FASB ASC Topic 860, Transfers and Servicing, as a means to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. These modifications must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the “Codification”).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition or cash flows.

The FASB has published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This Update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s results of operations, financial condition or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk - The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses.  Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar. At the end of each reporting period the lei amounts for the receivables, bank debts and accounts payable of our Moldova subsidiaries that are denominated in U.S. dollars are adjusted to reflect the amount in lei expected to be received or paid when the receivable is collected or the liability settled on the basis of the exchange rate at the end of the period. These adjustments also produce foreign currency transaction gains or losses which are recorded in the results of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of September 30, 2009, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer
pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Principal Financial Officer
pursuant to 18 U.S.C. Section 1350

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING MEDIA HOLDINGS, INC (Registrant)

Date: November 10, 2009	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Executive Officer and Chief Financial Officer