Form 10-K
period 2009-12-31
EMERGING MEDIA HOLDINGS INC
filed 2010-03-31
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

EMERGING MEDIA HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	13-1026995
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDO, FL	32765
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:  (806) 688-9697

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.              ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,001,000.

Number of shares of Common Stock outstanding as of March 26, 2010: 16,303,000 shares.

Documents incorporated by reference:  None

iii

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," and the "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were incorporated under the laws of the State of Nevada on September 3, 2003. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL (formerly SC “Cabavarum” SRL) , the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"). AMG was formed in October, 1998 as a Republic of Moldova limited liability company, which is comparable to a limited liability company in the United States. Since 2006, AMG has been an exclusive operator in Moldova of Russian TV channels “NTV federal television channel” and “NTV-World”. These programs are owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation. AMG’s main business is the production and broadcasting of television programs and news reports primarily for the Moldovan viewing audience.

On May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL (Media Top Prim), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.  The acquisition agreement, as amended, provided for the acquisition to be made with 1,000,000 shares of the Company’s common stock, valued at $4.0 million.

On August 20, 2008, the Company became a 50% partner of Alkasar Region LLC and created a new advertising agency-an exclusive agent for both TV channels TV7 NTV and TNT-Bravo, named ICS “Alkasar Media Services” SRL (Alkasar Media Services).

On October 1, 2009, we closed an acquisition of 60% of the outstanding shares of SC Genesis International SA, a joint stock company incorporated under the laws of Romania (“Genesis”), pursuant to a Share Purchase Agreement, executed as of June 10, 2009, by and between the Company and Genesis.  The consideration paid by the Company for the acquisition of Genesis was $4,800,000 paid to the holder of a majority of the outstanding shares of Genesis. On February 23, 2010, we acquired an additional 20% of the outstanding shares of Genesis, so that we now own 80% of the outstanding shares of the company.

We own 100% of the equity interests in AMG, Media Top Prim and 80% of the equity in Genesis. All of our operations are conducted through our subsidiaries, and the following discussion of our business includes the businesses of AMG, Media Top Prim and Genesis. All financial information is reflected in U.S. dollars, unless otherwise noted.

Our Media Operations

All of our TV production and broadcasting operations are conducted in the Republic of Moldova, which is located between Romania and Ukraine in Eastern Europe. Having our production facilities in the Republic of Moldova generates certain challenges for us, as outlined in the following country political summary:

o
Obtaining independent public authority (Audiovisual Counsel of Republic of Moldova) government approval and licensing relating to the operation of a business can still be time-consuming, costly and bureaucratic.

o
The country's legal, regulatory and accounting systems are in the process of transitioning to a market-based system versus a state-influenced system and these new systems are not yet entirely consistent with international laws. The infrastructure in the country is relatively poor by U.S. and Western European standards.

o
In July 2009, early parliamentary elections were held for the XVIII convocation. The five parties involved were- Moldovan Communist Party, the Liberal Democratic Party of Moldova, Liberal Party Democratic Party of Moldova and the Party Alliance Our Moldova. As a result of the elections, the Communists gained 48 seats in Parliament (out of 101), the Liberal Democrats - 18, Liberals - 15, ASM - 7, and the Democrats - 13.

o
The democratic parties held talks for more than a week on forming a coalition and in August 2009 the parties established a governing coalition termed the "Alliance for European Integration", in this way controlling the majority of the seats (53 seats) in Parliament.

o
At this time, the country is governed by the Democrats, but there still remains a risk of political instability due to failure to appoint a President. Currently Moldova has an interim President. The current democratic majority decided to solve political and constitutional crisis by means of a referendum and specifically by adopting a new Constitution.

o
Although an extensive legislative base and a Center for Combating Corruption exists in Moldova, corruption in the state government of Moldova as well as local governments is extensive and the current laws, regulations and penalties against corruption are not strictly enforced, which can lead to uncertainty when working with government personnel and agencies.

AMG was formed in October of 1998 to acquire media holdings in Moldova and surrounding countries and to broadcast and publish acquired and original media content. In 1998, AMG signed a contract with Russian Public Television ("ORT") to broadcast its programs in Moldova.  In 1999, AMG established the newspaper "Vremea" and took over management of the newspaper "De Facto ". In 2002, AMG sold its newspaper holdings to focus on the fast growing television market. At the beginning of 2003 AMG held an estimated 60%-70% of the advertising market in Moldova, a position confirmed by TNS GALLUP Media and AGB Nielsen Media Research through the official television channels rating process in Moldova.

In September of 2005, shareholders of AMG voted to create a separate frequency for their television channel and give up operating on the state television frequency, thus giving up a large portion of the Company's revenues.  On March 1, 2006, AMG launched its own television channel (TV7) that broadcasts on the 43rd decimeter frequency.  AMG signed a contract with the Russian television companies NTV and NTV World (collectively "NTV") that are in the leading group of television channels in Russia. Both are owned by Gazprom Media.  On March 6, 2006, the News Department of TV7 started to broadcast the "News Bulletin", a specialized news program.

In August 2008, we announced the creation of a new advertising company, Alkasar Media Services, in which we are partners with Alkasar Region LLC to promote new advertising technologies in Moldova in the media buying business. Alkasar Region LLC is affiliated with the Gazprom-Media JSC advertising agency, selling the advertising in more than 80 of the largest Russian cities, such as Moscow, St. Petersburg and others. Gazprom-Media JSC is the exclusive agent for advertising time on four Russian federal television channels and controls about 20% of Russian television advertising, being Russia's second largest agent in the television advertising market. The Company’s decision to create the partnership was for the purpose of utilizing the experience of Gazprom-Media as the exclusive sales agent for advertising time on the NTV federal television channel, the TNT regional network and NTV-PLUS satellite television in Russia.(www.ra-alkasar.ru, www.gpm.ru/en/advertising.xml)

Products

EMH's products consist of programs produced by the Russian TV channels NTV and TNT and in-house production programs. NTV is a news channel. Traditionally news programs are watched by the largest audiences. NTV is the only broadcasting company in Russia that on a daily basis prepares more than 10 news programs ( http://www.gazprom-media.com/en/tv.xml?&company_id=47). TNT channel is directed at audiences aged 18-45, which are of the greatest commercial interest for advertisers (http://www.gazprom-media.com/en/tv.xml?&company_id=49, http://tnt-online.ru/). Focusing on entertainment, "TNT-Bravo" broadcasts an optimal mix of programs that are of interest to its target audience. The split of the two TV channels content for different types of viewers allows the Company to find the best solutions to secure brand advertisers with the targeted audience.

TV7 channel also produces its own news and analytical programs, such as:

     o    "Today in Moldova" in the Russian language;
     o    "Cotidian" in the Romanian language;
     o    "Cotidian Exclusive" in the Romanian language;
     o     Weather forecast in Russian and Romanian languages;
     o    "Public Studio" in Russian language; and
     o    "Aim to Europe” in Romanian language.

 The revenues of the Company are dependent on advertising sales and broadcasting sponsorships.

Sales and Marketing

The year 2006 was the initial period of formation for our channel TV7. During this period the TV7 channel focused on increasing its audience.

TV7 is among the three leaders in the television broadcasting industry in Moldova based on commercial quota or market share and ratings. In 2006, TV7 reached the second place among other TV channels in Moldova, with 21.6% of the commercial market share for the Capital of Moldova and 9% of the commercial market share for the Republic of Moldova as a whole.

During 2007, TV7 increased its commercial market share up to 26.2% for the Capital of Moldova and up to 14.9% of the commercial market share for the Republic of Moldova as a whole.

In 2008, the growth in the commercial market share was a result of the acquisition of the TNT-Bravo channel and updated marketing strategies. TV7(NTV) and TNT-Bravo channels together had a 28.5% commercial market share for the Capital of Moldova and a 25.6% commercial market share for the Republic of Moldova as a whole.

In 2009, TV7 (NTV) and TNT-Bravo channels together represented a 25.23% commercial market share for the Capital of Moldova and a 9.33% commercial market share for the Republic of Moldova as a whole.

Competition

The channel's competition in the Moldovan broadcasting market consists of other news programs and the market share indicators (referred to sometimes as “quotas”) are based on both the number of people watching and third party ratings. Other non-state owned news channels in Moldova are NIT channel and Pro-TV channel, with 10% and 2.86%, respectively, of the commercial market share for the Capital of Moldova, and 7.56% and 1.85%, respectively, of the commercial market share for the country.

On March 5, 2010, a new 24 hours news TV channel, JURNAL TV, was launched. JURNAL TV became a subscriber of AGB Nielsen Media. According to a March 13, 2010 press release, a second new 24 hours TV channel, PUPLIKA TV, will be launched. Both channels are in developmental stage which makes it difficult to predict their success.

The Company's competitive advantage in the market is its news broadcasting and a strong brand name. According to an AGB Nielsen Media Research independent marketing study conducted in 2009, TV7 is among the three most popular news channels in Moldova.

Employees

As of December 31, 2009, our media operations employed a total of 72 employees, all of whom are full-time. The average age of employees is less then 40 years old, more then 68% of employees are highly educated, and more then 75% of employees are involved in the production process. We do not typically hire part-time workers, and do not anticipate doing so in the foreseeable future. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

Broadcasting Newsroom and Equipment

TV7 television channel's technical production base consists of a newsroom that can also be used as a studio for television transmissions in recordings and live broadcasts. TV7 also has an "on-air" apparatus room, an apparatus room for creation of play lists, an apparatus room for subtitling from Russian to Romanian and vice-versa, and an apparatus room for video tape editing and sound scoring.

The newsroom has three video cameras, Sony DSR-390, DSR-500 and DSR-250, Vinten studio pedestals, Odyssey auto cues, DSC 545 vision production switcher, snd a Beringer 16 fader. The lighting equipment consists of Logocam company projectors, Ianiro filling instruments, and Logocam suspension lighting instruments.

The camera device studio includes four television reporter sets, DVCAM format. The television reporter complex is has Sennheizer radio systems, lighting instruments, jackets and other accessories.

Genesis Construction Operations

Genesis is a construction and development company with its principal offices located in Bucharest, Romania. Genesis operates primarily in Romania and has, as its principal business, the construction of roads and highways.  Other secondary activities include surface and underground railway construction, other special construction projects, relocation services and merchandise transportation.

Road Construction Operations

Road construction projects are a primary focus of the Romanian Government. Road construction projects for the Romanian government accounted for approximately 90% and 80% of sales in 2009 and 2008, respectively, and approximately 10% and 20% of sales, respectively, were accounted for by private entities that are prime contractors for government road projects.

At this moment, Romania’s road system has a total of approximately 199,000 km of roads and highways, out of which approximately 260 km are highways, 16,060 km are roads of state destination under the administration of National Road Company (CNADNR), 34,700 km are county roads under the administration of the County Councils, 27,800 km are local roads under the administration of Local Councils, 22,300 km are roads within cities and 97,700 km are roads within villages, the latter under the administration of the local city halls.

The main projects to be completed in the following years are related to the completion of the Bucharest – Constanta highway, the Transylvania highway, ring roads to be built for the larger cities, modernizing the national and county roads as well as restarting the construction of the Danube – Bucharest Canal, which is planned to be done by 2012, with an investment of €500 million EUR. Romania is projected to receive, through 2013, structural funds of approximately €4 billion EUR, dedicated to the transport infrastructure.

Construction Practices

We have introduced some modern technologies to ensure obtaining high quality construction with increased productivity. For example, Genesis has utilized hot recycling of the deteriorated asphaltic covers and the cold spreading of slurry-seal for the rehabilitation of the surface of roads.  Since this process was new for Romania, personnel training abroad was necessary, as well as the purchase of suitable equipment and research for adaptation of these methods to Romania. We have collaborated with specialty institutes, with the Technical University of Constructions – Faculty of railways, roads and bridges – Bucharest, and have also received technical support from foreign specialists with a long experience in the field from England, Italy and Israel.

Our use of very thin asphaltic layers has increased our productivity, reduced costs and increased mobility of our equipment.

Genesis currently owns various types of equipment for its different construction activities. The equipment we own consists of an ultramodern ERMONT asphalt plant, a cold asphalt MX30 plant, three asphalt recycling installations Marini type (ART), three Breining installations of slurry-seal spreading, seven asphalt pavers (Vogele, Dynapac, ABG, Marini), seven surface miners (Wirtgen, Marini), six compaction rollers (Bomag, Dynpac, Bitelli, Simeza, Stavostroj), excavators, dump trucks, and vehicles for transporting workers.

Insurance

We carry social insurance for our employees and vehicle insurance for equipment owned by Company.  Required payments to the Romanian government are for the governmental social fund, medical insurance and pension coverage

Sources of Materials

All the materials used during the construction process are purchased from third parties.

Construction Contracts

We bid through the official governmental process for the right to construct particular road projects. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, construction contracts may be obtained through direct negotiations with state authorities or with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management.

We act as prime contractor on most of the construction projects we undertake. We accomplish our projects with our own resources and subcontract construction work and specialized activities. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated.

Our construction contracts are typically one, or greater than one, years in duration with an average contract size approximately $5 million.

Seasonality

Our road construction business is seasonal. The Winter season from December through February is a period of substantially reduced road construction activity.

Competition

We experience substantial competition when bidding for road construction projects from a limited number of companies that operate in our markets, several of which are larger and have greater financial resources than we do.

Employees

Genesis has approximately 120 employees. Of these employees, 20 are in the  corporate management and 100 are engaged in construction and transportation work.

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

General

Recent constraints on the availability of credit in the worldwide banking system may affect our results of operations.

Recent constraints on the availability of credit in the worldwide banking system could adversely affect the radio and television advertising budgets of our media customers and construction and development projects of our construction customers and have a consequent adverse effect on our results of operations. As a result, we would face risks of:

•	possible reduction of our customers’ advertising and construction budgets since, in addition to our local customers, many of media our customers are part of a company with worldwide operations; and

•	possible economic instability in our markets in the Republic of Moldova and Romania.

We could face limitations on our ability to access the capital markets.

Our ability to access the capital markets is subject to various factors, including general economic and/or financial market conditions. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets would be more limited until stability re-emerges in these markets.

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

Our operations are conducted primarily in the Republic of Moldova and in Romania. The functional currency of our subsidiaries in Moldova is the Moldova lei, and the functional currency for Genesis in Romania are the Romanian Lei and the euro. This exposes us to risks associated with both foreign currency translation, and foreign currency transactions.

While the functional currencies of our operating subsidiaries are the lei and euro, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly in the financial statements and as a separate component of shareholders' equity. The amount of such gain or loss will depend in changes in the exchange rate between the lei and euro and the U.S. dollar and the composition of our assets and liabilities in Moldova and Romania. If the U.S. dollar increases in value against these currencies, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in these currencies will decrease. Conversely, if the U.S. dollar decreases in value against the lei and euro, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in these currencies will increase.

Media Business

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

The Republic of Moldova became the first former republic of the USSR to elect a communist majority parliament and a communist president in 2001. The communist Party also won the majority of votes during the March 2005 parliamentary elections, which had been recognized by US, EU and other international observers, thus extending its majority in the parliament until 2009. Although the current governing coalition under the banner "Alliance for European Integration" is not communist, in this way taking the majority seats (53 seats) in Parliament. Currently the Communist party is in the future under more communist dominated governments, we may be required to pay additional taxes and/or fees in connection with our production and we may not have as much control over the operations of our day-to-day media business operations in the Republic of Moldova.

Construction Business

We are vulnerable to the cyclical nature of the construction business.

The demand for our services and products is dependent upon the existence of road construction and other infrastructure project governmental financing. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects.

We bear the risk of cost overruns in some of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Under our fixed price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the amount of these liabilities may exceed our policy limits. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Our continued success requires us to hire and retain qualified personnel.

If we cannot find and keep the employees necessary to execute our contracts or to perform necessary corporate activities, it could have a material adverse impact on our business or financial results.

It can be very difficult or expensive to obtain the insurance we need for our business operations.

Insurance products have become increasingly expensive and sometimes very difficult to obtain. Although we have in the past been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. In addition, past activities could also have a material impact on us.

We generally do not have long term supply contracts and are subject to price fluctuations for road construction materials.

Our business is heavily dependent upon construction materials, such as asphalt cement, which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply housing to our customers. We are also directly affected by increases in the costs of such raw materials. If we cannot increase prices because of competitive pressure, increased construction materials costs could reduce our profits.

Risks Associated With Ownership of our Common Stock

It may be difficult to effect service of U.S. process and enforce U.S. legal process against our directors and us.

We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, certain of our directors and almost all of our operating assets are located outside the U.S. As a result, it may not be possible to effect service of process upon our director in the Republic of Moldova, nor may it be possible to enforce judgments of U.S. courts against our directors or our assets. Any judgments of U.S. courts against our directors residing outside of the United States will have to be domesticated in the country where it is to be enforced. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Moldova. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Moldova. There are no treaties between  U.S. and Republic of Moldova.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We are presently seeking to lease office space for our corporate offices in the U.S.

Media Operations

Our corporate offices for our media production operations in the Republic of Moldova are located at three different places: 1, Aleco Russo street, 2nd floor, Chisinau, Moldova, where we own approximately 8,634 square feet of office space for TV7 channel; 1, Aleco Russo, 15th floor, Chisinau, Moldova, where we own 548 square feet for TNT Bravo TV channel; 202, Stefan cel Mare Avenue, 9th floor, where we own 2,583 square feet for the Alkasar Media Services advertising agency. We believe that our existing media facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Construction Operations

Genesis does not own any land or buildings.  Genesis leases its principal office located at 192 Calea, 13 Septembrie 192 Street, District 5, Bucharest, Romania, under a five year lease, expiring in 2012, at a monthly rental of $2,700. Genesis also leases land lots, on seasonal basis, for operation of its construction activities

Item 3. Legal Proceedings.

The Company is a defendant in a lawsuit captioned Case File No. 44.952/3/2007, Compania Nationala de Autostrazi si Drumuri Nationale in Romania ("CNADR") vs. Genesis International S.A., brought before ICCJ - Commercial Department.  CNADR has asked the court for the Company to pay $217,238 as a penalty for delay in the execution of the works set forth in Contract No. 2187/2003 - "Primary Rehabilitation of DN 58 Caransebes - Anina" and in Contract No. 2185/2003 - "Primary Rehabilitation of DN 41 Dara - Oltenita".  The Company believes it does not owe the penalty and intends to vigorously protest the amount.  A hearing is set for April 15, 2010.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are trading in the OTC Bulletin Board market under the symbol “EMDH.OB”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock (commencing our recapitalization), as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2008	High	Low

Quarter Ended December 31, 2008	$1.00	$.08

Quarter Ended September 30, 2008	2.40	.58

Quarter Ended June 30, 2008	4.30	1.45

Quarter Ended March 31, 2008	8.85	2.80

Fiscal Year Ended December 31, 2009

Quarter Ended March 31, 2009	.40	.10

Quarter Ended June 30, 2009	1.01	.12

Quarter Ended September 30, 2009	.61	.15

Quarter Ended December 31, 2009	.99	.19

Fiscal Year Ended December 31, 2010

Quarter Ended March 31, 2010 (Through March 26, 2010)	.50	.21

Holders

As of March 26, 2010, there were approximately 115 holders of record of our common stock.

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

General

Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, IM “Media Alianta” SRL  (formerly SC “Cabavarum” SRL), SA “Analytic Media Group”, ("AMG"), ICS “Media Top Prim SRL”, ICS “Alkasar Media Services SRL” and SC Genesis International SA, a joint stock company incorporated under the laws of Romania (“Genesis”). All subsidiaries' operations and assets are located in the Republic of Moldova, other than those of Genesis which are located in Romania. Through its Moldova subsidiaries, the Company's primary activities are in radio and television broadcasting and through Genesis, road construction in Romania. The Company earns its revenue primarily through advertisement sales revenues and from road construction contracts.

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Recent Developments

On October 1, 2009, we closed an acquisition of 60% of the outstanding shares of Genesis, which has as its principal business the construction of roads and highways in Romania, from IPA International Project Agency Establishment, a Lichtenstein corporation (“IPA”), pursuant to a Share Purchase Agreement (the “Agreement”), executed as of June 10, 2009, by and between the Company and Genesis. On November 7, 2008, the Company had entered into a loan agreement with IPA, and the Company had advanced IPA $3,840,000. In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement. As of September 30, 2009, IPA owed the Company $4,093,740 plus interest of $146,757. On October 1, 2009, the Company closed the acquisition of 60% of the outstanding shares of Genesis International owned by IPA for $4,800,000, and the outstanding note receivable was applied against the purchase price. Effective February 23, 2010, we acquired an additional 20% of the outstanding shares of Genesis, in exchange for 1,250,000 shares of our common stock.

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

Revenue Recognition

The Company recognizes revenue in accordance with the guidance in ASC 605, "Revenue Recognition".   Revenue from advertisement sales is recognized on a contract basis and is earned over the life of the contract as the services for advertising are performed.

Revenue from road construction is recognized when the work is completed and accepted by the purchaser.  The contracts are usually of a short duration.  If the contracts are longer than one year, the Company recognizes income on the percentage of completion method.  The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Income Taxes

Income taxes are accounted for under ASC 740, "Income Taxes".  In accordance with ASC 740, liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.  Significant judgment is required in determining the worldwide provisions for income taxes.  In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions.  It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities.  The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits applied to temporary difference adjustments.  The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions.

Variable Interest Entities

The Company consolidates variable interest entities ("VIE") of which the Company is the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on the Company's general assets; rather, they represent claims against the specific assets of the consolidated VIEs.   Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company's general assets.

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

Foreign currency accounting

The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova and Romania are measured using the foreign subsidiaries’ local currencies, the Moldovan and Romanian lei and the euro, as the functional currencies since those are the currency of the primary environment in which those companies generate their revenues and expenses.  Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar.

Although our Moldovan and Romanian subsidiaries incur most of their expenses in the lei and euro, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei or euro (principally the U.S. dollar).  Additionally, our Moldova subsidiaries have certain bank loans that are denominated in U.S. dollars, and make certain purchases that are denominated in U.S. dollars.  As required by ASC 830-10-15, "Foreign Currency Matters", at the time of such a U.S dollar denominated transaction the subsidiary records the revenue and related receivable, or the bank debt or other liability, in lei on the basis of the exchange rate in effect on the date of the transaction.  However, if the exchange rate between the lei and the currency in which the transaction is denominated changes between the date of the original transaction and the date the resulting receivable is collected or liability is paid, the amount received or paid, when converted to lei, will be different than the receivable or liability originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations.  Additionally, at the end of each reporting period the lei and euro amounts for the receivables, bank debts and accounts payable of our Moldova and Romanian subsidiaries that are denominated in U.S. dollars are adjusted to reflect the amount in lei or euros expected to be received or paid when the receivable is collected or the liability settled on the basis of the exchange rate at the end of the period. These adjustments also produce foreign currency transaction gains or losses which are recorded in the results of operations.

As a result, in periods in which the value of the lei and euro increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova and Romanian subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova and Romanian subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei and euro declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova and Romanian subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova and Romanian subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities.

The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova and Romanian subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei and euro changes against the value of the U.S. dollar. We cannot predict the amount, if any, by which the lei and euro will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova and Romanian subsidiaries will vary from period to period.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

REVENUES.  Total revenues for 2009 were $4,228,497, reflecting the inclusion of revenues attributable to the operations of Genesis of $2,170,355 for the period October 1 through December 31, 2009.  The net revenues attributable to media operations in 2009 amounted to $2,058,142, an increase from net revenue of $1,872,892 in 2008. Overall growth was primarily driven by the performance of the advertising business of the TV channel TNT and our continued strategy of developing services at TV7.

COST OF SALES. Cost of Sales for the construction business of Genesis for the three month period ended December 31, 2009 were $1,760,709. For media operations, Cost of Sales increased by $119,861 or 11.8% to $1,132,578 for the fiscal year ending December 31, 2009, from $1,012,717 for the fiscal year ended December 31, 2008.  This increase was primarily due to increased sales as a result of growth of the Company’s market share. We experienced a further decrease of gross margin during 2009 due to our increasing focus on the production of high quality broadcasting, which required purchases of more expensive services.

SELLING AND ADMINISTRATIVE EXPENSES.  Selling and administrative expenses for Genesis were $286,574 for the three months ended December 31, 2009.  Selling and administrative expenses for our media operations increased by $155,736 or 17.4% to $1,056,042 for the fiscal year ending December 31, 2009 from $899,306 for the fiscal year ended December 31, 2008.  This increase was primarily due to the increase in payroll expenses relating to our recently established advertising joint venture.

LOSS FROM OPERATIONS.  As a result of the launch of the new project, loss from media operations for the fiscal year ended December 31, 2009 increased by $195,531 as compared to a loss of $39,131 for the fiscal year ended December 31, 2008. For Genesis, Income from Operations for the fourth quarter of 2009 was $227,256.

OTHER ITEMS. The net gain from sale of fixed assets was $3,510 for the fiscal year ended December 31, 2009, as compared to net loss from sale of fixed assets was $20,147 for the fiscal year ended December 31, 2008. Other income was $170,909 for the fiscal year ended December 31, 2009 and $114,448 for the fiscal year ended December 31, 2008.  The increase was due to interest earned on our excess cash. Included in other income in 2009 was $14,911, attributable to the operations of Genesis for the fourth quarter of 2009.

 INTEREST EXPENSE. Interest expense was $9,392 for the fiscal year ended December 31, 2009 as compared to $4,706 for the fiscal year ended December 31, 2008. This increase is primarily due to interest incurred from the Genesis operations during the fourth quarter of 2009.

NET EARNINGS. Net earnings decreased by $22,761 to $27,963 for the fiscal year ended December 31, 2009, from net earnings of $50,724 for the fiscal year ended December 31, 2008.  This decrease was due to increased expenses from our Media sector and higher interest costs from Genesis offset by the gross profit generated by Genesis.  Net earnings for Genesis for the fourth quarter of 2009 was $143,768.

LIQUIDITY AND CAPITAL RESOURCES

Media Operations

During 2009, the Company's revenues have begun to increase to approach levels that are comparable to 2005 levels. The Company's main strategic goal is to expand the business in neighboring East European countries, primarily Romania,Ukraine and Russia.

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

Genesis

Genesis finances its business primarily through operations.  Genesis has a line of credit of approximately $1.2 million, which was primarily used as of December 31, 2009.  Genesis plans to seek additional financing in 2010 on a project to project basis to meet the demands of new contracts entered into during the latter part of 2009 and early 2010.

On May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel (ICS “Media Top Prim” SRL), the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation.  The acquisition was valued at $4.0 million and the Company issued 1 million shares of common stock to complete the acquisition. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of ICS “Media Top Prim” SRL are included in the Company’s consolidated financial statements from May 2, 2008.

On May 2, 2008, the Company entered into a subscription agreement with a private investor for an equity investment of $5,000,000 in the Company through the purchase by the investor of 1,250,000 shares of the Company’s common stock.

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation (“IPA”).  The Company advanced IPA $3,840,000.  In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement.    The term of the loan was originally for six months with interest at a rate of 5% per anum payable at maturity.  The loan had been extended to October 2009.  On October 1, 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA.  The outstanding note receivable, including interest of $186,758, in the amount of $4,280,498 was applied against the purchase price.  See Note 2 for further information.  For the year ended December 31, 2009 and 2008, the Company recorded interest income of $146,757 and $40,001, respectively.

In June 2009, the Company entered into a loan agreement with SC Genesis International SA.  The Company advanced SC Genesis International SA $500,000.  Subsequent to the acquisition of Genesis, the note receivable is an intercompany transaction.  See Note 1, Principles of Consolidation.  For the year ended December 31, 2009, the Company received interest income of $19,422.

In October 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA International Project Establishment. The consideration paid by the Company for the acquisition of Genesis was approximately $4,800,000.  The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Genesis are included in the consolidated financial statements from October 1, 2009.

During 2009, the Company has funded its capital requirements for media operations primarily through operating activities.  As of December 31, 2009 the Company had a cash balance of $648,000. This compares with a cash balance of $1,334,000 at December 31, 2008. The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.  Genesis funded its operating activities through its operations and its existing line of credit of approximately $1.2 million.  Genesis is seeking additional funding to finance its growth.

The Company had a working capital deficiency of approximately $220,000 and a stockholders’ equity of approximately $9.3 million as of December 31, 2009.  Cash and cash equivalents decreased approximately $687,000 for the year ended December 31, 2009.  The decrease is primarily attributable to the purchase of property, plant and equipment of $115,000, purchase of marketable securities of $78,000 and, the repayment of debt of $1.6 million offset by cash provided by operating activities of approximately $1.1 million.

Accounts receivable, net of allowances, were $3.6 million at December 31, 2009, as compared to $263,000 at December 31, 2008.  The increase is primarily due to increased sales during the year ended December 31, 2009, and the acquisition of Genesis and consolidation of its accounts receivable of $6.2 million.  Property, plant and equipment, net, were $2.9 million at December 31, 2009, as compared to $109,000 at December 31, 2008, principally due to the purchase of Genesis and consolidation of its property, plant and equipment, net, of $3.1 million, and of $115,000 of property, plant and equipment purchased for media operations during the year ended December 31, 2009.  Accounts payable were $3.8 million at December 31, 2009, as compared to $88,000 at December 31, 2008. The increase is primarily due to additional expenses during the year ended December 31, 2009, and the acquisition of Genesis and consolidation of its accounts payable of $5.2 million.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

New Financial Accounting Standards

New Financial Accounting Standards

During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective January 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Investment Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of  interest rates.  Due to the short-term nature of our investments, we believe that there is not a material risk exposure. The Company's cash and cash equivalents are concentrated primarily in four banks in Moldova and several banks in Romania.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal investment risk is believed to exist with respect to these financial instruments

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. Accounts receivable are reviewed daily and credit is given after the review of the Company’s credit policies.  As a result we do not anticipate any material losses in this area.

Foreign Exchange Risk - The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova and Romania are measured using the foreign subsidiaries’ local currencies, the Moldovan and Romanian lei and the euro, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses.  Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of future translation gains or losses will be affected by any changes in the exchange rate between these local operating currencies and the U.S. dollar.

Item 8. Financial Statements and Supplementary Data.

EMERGING MEDIA HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

EMERGING MEDIA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Reports of Independent Registered Pubic Accounting Firms	21-22

Consolidated Balance Sheets as of December 31, 2009 and 2008	23

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	24

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009 and 2008	25

Consolidated Statement of Equity for Each of the Two Years in the Period Ended December 31, 2009	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	27-28

Notes to the Consolidated Financial Statements.	29-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Emerging Media Holdings Inc.
Chisinau, Moldova

We have audited the accompanying consolidated balance sheet of Emerging Media Holdings Inc. (collectively, the “Company”) as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Emerging Media Holdings, Inc. as of December 31, 2008, were audited by other auditors whose report, dated March 31, 2009, expressed an unqualified opinion on those statements.

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

As discussed in Note 1 of Notes to Consolidated Financial Statements, approximately 93% of the consolidated assets are located in Moldova and Romania and 100% of the consolidated revenue is earned in Moldova and Romania.

In our opinion, the 2009 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc
Murray, Utah

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Emerging Media Holdings Inc.
Chisinau, Moldova

We have audited the accompanying consolidated balance sheets of Emerging Media Holdings Inc. (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Wiener, Goodman & Company, P.C.
Eatontown, New Jersey

March 31, 2009

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$647,861	$1,334,738
Marketable securities	328,801	250,000
Notes receivable	-	3,840,000
Accounts receivable - net of allowance for doubtful accounts of $246,000
and $-0-	3,578,358	262,889
Inventories	308,732	5,728
Employee receivables and other current assets	169,544	458,024
Total Current Assets	5,033,296	6,151,379
Property, plant and equipment, net	2,893,835	109,026
Restricted cash	720,888	-
Intangible assets – net	258,041	314,857
Goodwill	7,510,892	3,639,645
TOTAL ASSETS	$16,416,952	$0,214,907
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$471,595	$-
Accounts payable	3,772,888	87,958
Accrued expenses	374,094	179,893
Capitalized lease obligations	81,788	2,967
Notes payable - related parties	-	47,123
Customer deposits	552,851	-
Total Current Liabilities	5,253,216	317,941
LONG-TERM LIABILITIES:
Notes payable - less current portion above	1,165,087	-
Capitalized lease obligations - less current portion above	14,038	6,357

Total Long-Term Liabilities	1,179,125	6,357

TOTAL LIABILITIES	6,432,341	324,298
Commitments and Contingencies	-	-
EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares to be designated at December
31, 2008 - at stated value	-	4,000,000
Common stock, $.001 par value, 100,000,000 shares authorized; 17,303,000
and 16,303,000 shares issued at December 31, 2009 and December 31, 2008	17,303	16,303
Additional paid-in-capital	9,026,003	5,027,003
Retained earnings	721,510	693,547
Cumulative other comprehensive income (loss)	(406,856)	162,993
Less: Cost of common stock in treasury, 9,800 shares	(9,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:	9,348,723	9,890,609
Noncontrolling interest	635,888	-
Total Equity	9,984,611	9,890,609
TOTAL LIABILITIES AND EQUITY	$16,416,952	$10,214,907

See Notes to Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2009	2008
Revenues	$4,228,497	$1,872,892

Costs and expenses:
Cost of sales	2,893,287	1,012,717
Selling and marketing expenses	245,749	120,565
General and administrative expenses	954,151	644,477
Other operating expenses	142,716	134,264
	4,235,903	1,912,023
Loss from operations	(7,406)	(39,131)
Other income (expense):
Interest expense	(90,392)	(4,706)
Other income (principally interest income)	170,909	114,448
Gain (loss) on sale of fixed assets	3,510	(20,147)
	84,027	89,595
Earnings before provision for income taxes	76,621	50,464
Provision for income taxes	-	-
Net earnings	76,621	50,464
Less: Net earnings (loss) attributable to the
noncontrolling interest	48,658	(260)
Net earnings attributable to Emerging Media Holdings Inc.
and Subsidiaries	$27,963	$50,724
Earnings per common share:
Earnings per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders – basic	$0.00	$0.00
Earnings per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders – diluted	$0.00	$0.00
Weighted average common shares - basic	17,303,000	15,814,048
Weighted average common shares - diluted	17,303,000	16,814,048

See Notes to Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Years Ended
	December 31,
	2009	2008

Net earnings	$76,621	$50,464

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(569,849)	47,761

Comprehensive income (loss)	(493,228)	98,225

Comprehensive income (loss) attributable to noncontrolling
Interest	(114,084)	(260)

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(379,144)	$98,485

See Notes to Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
December 31, 2009

									Cumulative
			Preferred Stock		Common Stock				Other
		Comprehensive	Number of		Number of		Additional Paid	Retained	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Stock	Interest
Balance, January 1, 2008	$801,361		-	$-	15,053,000	$15,053	$28,253	$642,823	$115,232	$-	$-

Sale of common stock	5,000,000				1,250,000	1,250	4,998,750

Issuance of preferred stock	4,000,000		1,000,000	4,000,000

Purchase of 9,800 shares of
treasury stock	(9,237)									(9,237)

Contribution from
noncontrolling interest	260										260

Net earnings year ended December 31,
2008	50,464	$50,464						50,724			(260)

Currency translation	47,761	47,761							47,761

Comprehensive income		$98,225

Balance, December 31, 2008	9,890,609		1,000,000	4,000,000	16,303,000	16,303	5,027,003	693,547	162,993	(9,237)	-

Coversion of preferred stock	-		(1,000,000)	(4,000,000)	1,000,000	1,000	3,999,000

Noncontrolling interest acquired	587,230										587,230

Net earnings year ended December 31,
2009	76,621	$76,621						27,963			48,658

Currency translation	(569,849)	(569,849)							(569,849)

Comprehensive income (loss)		$(493,228)

Balance, December 31, 2009	$9,984,611		-	$-	17,303,000	$17,303	$9,026,003	$721,510	$(406,856)	$(9,237)	$635,888

See Notes to Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$76,621	$50,464
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	361,201	121,886
(Loss) gain on disposition of fixed assets	(3,510)	20,147
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,129,294	155,640
Decrease in inventories	268,919	4,814
(Increase) decrease in employee receivables and other
current assets	191,259	(58,613)
Decrease in restricted cash	129,739	-
Increase (decrease) in accounts payable,
accrued liabilities and income taxes payable	(1,997,246)	103,049
Decrease in customer deposits	(45,731)	-

Net Cash Provided by Operating
Activities	1,110,546	397,387

Cash flows from investing activities:
Deposit on acquisition	-	(253,790)
Purchase of property, plant and equipment	(115,135)	(54,247)
Proceeds from sale of fixed assets	5,696	419
Purchase of marketable securities	(78,801)	-
Purchase of treasury stock	-	(9,237)
Advances to employees	(7,723)	-
Repayment of loans by employees	6,285	9,377
Advances on note receivable	-	(3,840,000)
Net Cash Used In Investing Activities	(189,678)	(4,147,478)

Cash flows from financing activities:
Proceeds from sale of common stock	-	5,000,000
Repayment of debt - related parties	(47,123)	(118,920)
Repayment of debt	(1,574,841)	(3,454)
Cash received upon acquisition	47,511	11,662
Net Cash Provided by (Used In) Financing Activities	(1,574,453)	4,889,288

Effect of exchange rate changes on cash	(33,292)	15,728

Net Increase (decrease) in cash	(686,877)	1,154,925

Cash - Beginning of period	1,334,738	179,813

Cash - End of period	$647,861	$1,334,738

See Notes to Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	December 31,
	2009	2008

Supplemental disclosure cash flow information:

Cash paid for interest	$90,392	$4,206

Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash transactions during the period for:

Assumption of deposit receivable
from terminated acquisition by
noteholder	$253,790

Acquisition in which liabilities
were assumed:

Fair value of assets	$14,722,687
Purchase price	4,752,093
Liabilities assumed	$9,970,594

Exchange of note receivable to
seller in connection with purchase
of Genesis	$4,280,498

See Notes to Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Emerging Media Holdings, Inc. (the "Company" or "EMH") was incorporated in the State of Nevada on September 3, 2003.  The Company operates in two industries, each in its own geographic area. The Company directs its operations through its subsidiaries located in Moldova and Romania.  Through its Moldovan subsidiaries, the Company's primary activities are in radio and television broadcasting.  The Company was granted a broadcasting license in 2005 which extends through 2011 and earns revenue primarily through advertisement sales.  Through its Romanian subsidiary, the Company supplies infrastructure projects to highways and roads throughout Romania using a road base material.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.  For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest in the Company's consolidated balance sheet.  The noncontrolling interest of the Company's earnings or loss is classified as net income or loss attributable to noncontrolling interest in the consolidated statement of operations.

On July 1, 2009, the Financial Accounting Standards Board ("FASB") established Accounting Standards Codification ("ASC") as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Variable Interest Entities

The Company consolidates variable interest entities ("VIE") of which the Company is the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on the Company's general assets; rather, they represent claims against the specific assets of the consolidated VIEs.   Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company's general assets.

Economic and Political Risks

The Company faces a number of risks and challenges since some of its operations are  in the Republic  of  Moldova and one of  its  primary  markets  is in Moldova.  The financial statements have been prepared assuming the Company will continue as a going concern.  49% of the consolidated revenue is earned in Moldova.  Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in Moldova will affect the Company’s operations.  Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

Cash and Cash Equivalents

Cash equivalents include short-term investments in money market funds with an original maturity of three months or less when purchased.  At December 31, 2009 and 2008, cash equivalents approximated $184,000 and $815,000, respectively.

Marketable Securities

The Company classifies its fixed income securities as “held-to-maturity”, and accordingly, are carried at cost, which approximates market value.  In accordance with FASB ASC 320, "Investments-Debt and Equity Securities" ("ASC 320"), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  See Note 5 for further discussion regarding these impairment charges.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Accounts Receivable

Accounts receivable are recorded when the work is completed, approved by an independent third party and accepted by the purchaser.  Accounts receivable are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  The majority of the revenue is due from various state governmental agencies.  Receivables are written off when they are determined to be uncollectible.  For the years ended December 31, 2009 and 2008, the Company recorded bad debt expense of approximately $21,000 and $87,000, respectively.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2009 and 2008 based on a percentage of the current year write-offs to the total of accounts receivable outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The collectability of receivables remains strong despite the economic crisis and the Company believes the amount reserved will be more than sufficient to cover any bad debts.  The Company will monitor the economic conditions during 2010 to determine if additional reserves are needed.  As of December 31, 2009 and 2008, the Company established a reserve against future doubtful accounts of approximately $246,000 and $-0-, respectively.

Inventories

Inventories are stated at the lower of cost or market on average cost basis.

Employee Receivables

The Company advances loans to certain employees. Receivables from employees at December 31, 2009 and 2008 amounted to $79,724 and $93,559, respectively, and are included in employee receivables and other current assets on the Company’s consolidated balance sheet.

Depreciation and Amortization

Property, plant and equipment are carried at cost less accumulated depreciation.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease.  Amortization is calculated on the straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the asset.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The lives applied are as follows:

Buildings and building improvements	7-30 Years
Office equipment	3-5 Years
Transportation equipment	7 Years
Manufacturing equipment	5-10 Years

Foreign Currency Translation

The functional currency for foreign operations is the local currency.  The US dollar is the reporting currency.  Assets and liabilities of foreign operations are translated at exchange rates as of the balance sheet date and income, expense and cash flow items are translated at the average exchange rate for the applicable period.  Translation adjustments are recorded in other comprehensive income (loss).

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used in determining such items as accruals, depreciable/useful lives, allowance for doubtful accounts, income taxes, percentage of completion and other reserves.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in FASB ASC 605, (Revenue Recognition) ("ASC 605").

Revenue from advertisement sales is recognized on a contract basis and is earned over the life of the contract as the services for advertising are performed.

Revenue from road construction is recognized when the work is completed and accepted by the purchaser.  The contracts are usually of a short duration.  If the contracts are longer than one year, the Company recognizes income on the percentage of completion method.  The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs,  must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and as a result, a total of $50,000 in acquisition related costs were charged to selling, general and administrative expenses during 2009.

Goodwill

Goodwill is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company tests goodwill for impairment, and has established December 31 as the annual impairment test date, using a fair value approach at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for  which discrete financial information is available and reviewed regularly by management.  Assets and liabilities of the Company have been assigned to the reporting units to the extent they are employed in or are considered a liability related to the operations of the reporting unit and are considered in determining the fair value of the reporting unit.  The Company has determined that its reportable operating segments are its reporting units.

The goodwill impairment test is a two-step process.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares implied fair value of the reporting unit’s goodwill (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) with the carrying amount of that goodwill.  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.  See Note 4 of the consolidated financial statements.

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

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the Republic of Moldova, the Romanian Republic and the United States of America.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company records net deferred tax assets to the extent they believe these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company's cash and cash equivalents are concentrated primarily in four banks in Moldova and three banks in Romania.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

The Company grants credit to customers that are based on an evaluation of the customer's financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company controls its exposure to credit risk through credit approvals and progressive payments as the work is performed.

The Company is also subject to the risk of currency fluctuations that may affect the prices paid for goods and the amounts received for revenue.

Retransmission Rights

The Company enters into agreements for the right to retransmit programs from other television networks.  The terms of the agreements are on an annual basis and the costs are expensed as a part of cost of sales over the life of the agreements.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share.  For the years ended December 31, 2009 and 2008, there were -0- and 1,000,000 shares, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
Basic	17,303,000	15,814,048

Potential shares	-	1,000,000

Fully diluted	17,303,000	16,814,048

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific projects which are expensed to cost of sales as the applicable inventory is sold.  The subcontractor costs are expensed on a specific project to project basis.    The payment to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  All projects are reviewed quarterly for impairment issues.  If any impairment exists, costs will be written down at that time.  Advance payments to contractors are included in inventory on the Company’s balance sheet at December 31, 2009.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

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

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 2 or Level 3 during the year ended December 31, 2009.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

		Assets at Fair Value as of December 31, 2009 and 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
December 31, 2009
Cash and cash equivalents	$183,946	$183,946	$-	$-
Held-to-maturity securities	328,801	-	-	328,801
Restricted cash	720,888	720,888	-	-
Total	$1,233,635	$904,834	$-	$328,801
December 31, 2008
Cash and cash equivalents	$815,165	$815,165	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Restricted cash	-	-	-	-
Total	$1,065,165	$815,165	$-	$250,000

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of December 31, 2009.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  As of December 31, 2009, there was no impairment to goodwill.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.

Reclassification

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810 "Consolidation" ("ASC 810").  As a result of adopting ASC 810, prior years balances were reclassified to confirm to current presentation.

New Financial Accounting Standards

During 2009, the Company adopted the revised accounting guidance related to business combinations.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  The Company implemented this new guidance effective January 1, 2009.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published a update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent).  This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial condition or cash flows.

1.     ACQUISITIONS

a) On October 1, 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. ("Genesis") owned by IPA International Project Establishment.  The consideration paid by the Company for the acquisition of Genesis was approximately $4,800,000.

Genesis, a joint stock company incorporated under the laws of Romania, has as its principal business, the construction of roads and highways.  Other secondary activities include surface and underground railway construction, other special construction projects, relocation services and merchandise transportation.

The fair value of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in Genesis has been measured as of the date of acquisition.  The measurement period is the period after the acquisition date during which time the Company may adjust the provisional amounts recognized for the business combination.  Goodwill has been recognized as the excess of the fair value of the consideration transferred over the fair value of the identifiable assets acquired and the liabilities assumed.  The Company accounted for acquisition-related costs as expenses in the periods in which the costs were incurred and the services were received.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values.

At October 1, 2009
Purchase price
Exchange of note receivable	$4,280,498
Note payable	471,595
Total consideration		$4,752,093
Allocation of purchase price:
Cash		47,511
Accounts receivable		6,162,295
Inventories		571,823
Other current assets		158,007

Property, plant and equipment		3,061,537
Restricted cash		850,267
Goodwill		3,871,247
Total Assets Acquired		14,722,687

Notes payable - current		539,011
Accounts payable		5,185,742
Customer advances		598,582
Accrued expenses		343,857
Capitalized lease obligations		91,384
Notes payable - long-term		2,624,788
Non-controlling interests		587,230
Total Liabilities Assumed		$9,970,594

Net Assets Acquired		$4,752,093

b) On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L. (LLC) (“Media Top Prim”), located in Moldova, for 1 million shares of the Company’s preferred stock of a class and series to be authorized, valued at $4.0 million.  The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year.  Media Top Prim’s primary activities are in radio and television broadcasting.  Media Top Prim earns its revenues primarily through advertisement sales.  Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013.  The purchase price was allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim and Genesis are included in the Company’s consolidated financial statements from the date of their acquisitions.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The following unaudited pro forma summary of results of operations assume Media Top Prim and Genesis had been acquired as of January 1, 2008:

	Years Ended
	December 31,
	2009	2008
Net sales	$9,524,304	$20,296,951
Net loss	(2,455,578)	(1,891,267)
Loss per share -
diluted	(0.14)	(0.11)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2008.  Such information should not be construed as a representation of the future results of operations of the Company.

3. JOINT VENTURE

In August 2008, the Company announced the creation of a new advertising company, Alkasar Media Services S.R.L. ("Alkasar")  The Company and Alkasar Region LLC have agreed to become partners to promote new advertising technologies in Republic of Moldova in the media buying business, each owning a 50% interest in the joint venture.

The joint venture has been funded through the initial share capital from each of the investors.  If additional capital is needed, the joint venture will raise the additional capital from contributions in share capital or loans from the shareholders.  If one shareholder does not want to fund the joint venture, it is not obligated to invest the money.

The joint venture shall make annual distributions to the joint venture partners.  The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year.  The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital.  For the years ended December 31, 2009 and 2008, no distributions were made.

As of December 31, 2009, Alkasar had assets of $211,668 and liabilities of $219,572.

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

Other intangibles include the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $56,816 and $33,143, for the years ended December 31, 2009 and 2008, respectively.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The changes in the carrying value of goodwill for the year ended December 31, 2009 is as follows:

Total

Balance, December 31, 2008	$3,639,645

Acquisition of 60% of
SC Genesis International, S.A.	3,871,247

Balance, December 31, 2009	$7,510,892

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.

For the annual goodwill impairment assessment performed in 2009, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.  As of December 31, 2009, the Company recorded no impairment to its goodwill.

The components of intangible assets other than goodwill are as follows:

	December 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization

License agreements	$348,000	$89,959

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2010	49,714
2011	49,714
2012	49,714
2013	49,714
2014	49,714

5. MARKETABLE SECURITIES

At December 31, 2009 and 2008, marketable securities have a cost and estimated fair value of $328,801 and $250,000, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  The bonds mature in September 2010.

6. NOTES RECEIVABLE

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation (“IPA”).  The Company advanced IPA $3,840,000.  In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement.    The term of the loan was originally for six months with interest at a rate of 5% per anum payable at maturity.  The loan had been extended to October 2009.  On October 1, 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA.  The outstanding note receivable, including interest of $186,758, in the amount of $4,280,498 was applied against the purchase price.  See Note 2 for further information.  For the year ended December 31, 2009 and 2008, the Company recorded interest income of $146,757 and $40,001, respectively.

In June 2009, the Company entered into a loan agreement with SC Genesis International SA.  The Company advanced SC Genesis International SA $500,000.  Subsequent to the acquisition of Genesis, the note receivable is an intercompany transaction.  See Note 1, Principles of Consolidation.  For the year ended December 31, 2009, the Company received interest income of $19,422.

7. INVENTORIES

In accordance with FASB ASC 360-15-35, "Impairment or Disposal of Long-Lived Assets", ("ASC 360-15"), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the years ended December 31, 2009 and 2008.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

As of December 31, 2009 and 2008, inventory consists of the following:

	December 31,
	2009	2008
Raw materials	$94,315	$5,728
Capitalized costs	186,249
Advance payments to contractors	28,168	-
	$308,732	$5,728

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	December 31,
	2009	2008
Machinery and equipment	$3,094,484	$776,979
Transportation equipment	602,929	-
Building and building improvements	21,187	-
	3,718,600	776,979
Less accumulated depreciation	824,765	667,953
	$2,893,835	$109,026

Depreciation expense for the years ended December 31, 2009 and 2008 totalled $304,385 and $88,743, respectively.

9. RESTRICTED CASH

Restricted cash are the guarantees for the work performed by the Company.  The performance guarantees range between 5% and 10% of the contract price.  The warranty period can be as long as sixty months but amounts are released on a predetermined schedule.  Restricted cash as of December 31, 2009 and 2008 amounted to $720,888 and $-0-, respectively.

10.	NOTES PAYABLE

Notes payable balance as of December 31, 2009 and 2008 were as follows:

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
Note payable to Romanian International Bank,	$1,165,087	$-
interest @ 20.5%, due February 2011 (1)

Note payable to IPA, interest @ 5%, due	471,595	-
upon demand (2)
	1,636,682	-
Less: Current portion	471,595	-
	$1,165,087	$-

(1)	The note payable is collateralized by equipment owned by the Company with a book value of approximately $1.6 million and cash flow of one of the Company's current projects.

(2)	Note payable in connection with the acquisition of 60% of Genesis.

Interest expense related to notes payable for the years ended December 31, 2009 and 2008 amounted to $75,499 and $4,285, respectively.

The following table shows the maturities by year of the total amount of notes payable at December 31, 2009:

Year ending December 31,
2010	$532,322
2011	1,165,087
$1,697,409

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

11. NOTES PAYABLE – RELATED PARTIES

a)
In November 2007, the Company received an advance of $5,000 from a company in which a related party has an equity interest.  The advance was repaid in January 2009.  Interest is 10% per annum and for the years ended December 31, 2009 and 2008, interest amounted to $-0- and $500, respectively.  As of December 31, 2009 and 2008, the balance due was $-0- and $5,000, respectively.

b)
During 2008, a related party advanced $42,123 to the Company’s Media Top Prim subsidiary. The note is due upon demand.  The note was repaid in full during 2009.  As of December 31, 2009 and December 31, 2008, the amount due the related party was $-0- and $42,123, respectively.

12. CAPITALIZED LEASE OBLIGATIONS

Property under lease:

	December 31,
	2009	2008
Equipment	$237,818	$22,400
Less: Accumulated depreciation	23,526	7,450
	$214,292	$14,950

The following is a schedule of minimum future lease payments required as of December 31, 2009, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Fiscal year ending:
2010	$98,122
2011	17,900
2012	2,379
2013	-
2014	-
Thereafter	-
Total minimum lease payments	118,401
Less current representing interest	22,575
Present value of net minimum
lease payment	95,826
Less current obligations	81,788
Long-term obligations	$14,038

Interest expense related to capitalized lease obligations for the years ended December 31, 2009 and 2008 was $14,893 and $421, respectively.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

13. NONCONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810.

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.

	December 31,
	2009	2008
Balance at beginning of period	$-	$-

Capital contributions	-	260

Noncontrolling interest from the acquisition of
Genesis International S.A.	587,230	-

Noncontrolling interest share of income (loss)	48,658	(260)

Balance at end of period	$635,888	$-

The loss for 2008 exceeds the capital of the third party.  Losses are only allocable to the extent of capital.  Any excess losses are absorbed by the Company.  In future periods, net income will be allocated to previous unallocated losses before being allocated to third party interests.

14. INCOME TAXES

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

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2009 and 2008.   Taxes are calculated in accordance with Moldovan regulations and are paid annually.   Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova.  The nominal statutory tax rate in the Romanian Republic is 25%.  Taxes are calculated in accordance with Romanian regulations and are paid annually.  There is no U.S. tax provision due to losses during both 2009 and 2008.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The provision for income taxes consist of the following:

Years Ended
December 31,
	2009	2008
Current:
Federal	$-	$-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
Foreign	-	-
	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	December 31,
	2009	2008
Tax provision (benefit) computed at
the federal statutory rate of 34%	$26,051	$17,246

Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	(41,359)	(39,676)

Unused net operating losses	15,308	22,430
	$-	$-

Management's intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $900,000 at December 31, 2009.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $18,000 under the current tax law.

The president of the United States has presented a budget to the United States Congress which contains various modifications to international tax rules.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be of the effect, if any, on the Company's results of operations or financial condition.

As of December 31, 2009, the Company recorded a deferred tax asset associated with a foreign net operating loss ("NOL") carryforward of approximately $4.3 million acquired in connection with the Genesis acquisition and U.S. net operating loss carryforward of approximately $168,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's foreign NOL expires in 2014 and the U.S. NOL expires in 2025.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

The types of temporary difference between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	Years Ended December 31,
	2009		2008
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred tax assets: Current
Foreign net operating loss
carryforward	$4,300,000	$1,075,000	$-	$-

U.S. net operating loss
carryforward	168,000	57,000	123,000	42,000

Valuation allowance	(4,468,000)	(1,132,000)	(123,000)	(42,000)

Net deferred income tax asset	$-	$-	$-	$-

15. STOCKHOLDERS' EQUITY

Common Stock

On May 2, 2008, the Company received proceeds of $5,000,000 from a private investor from the sale of 1,250,000 shares of the Company's common stock.

The net proceeds of the private placement was primarily used to fund the Company’s operations.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares are convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of December 31, 2009, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of December 31, 2009, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to December 31, 2009.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

16 BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	2009	2008
Net Revenue by Geographic Areas:
United States	$-	$-
Europe	4,228,497	1,872,892
	$4,228,497	$1,872,892

Net Revenue by Industry Segment:
Media	$2,058,142	$1,872,892
Road Construction	2,170,355	-
	$4,228,497	$1,872,892

Loss From Operations:
Media	$(234,662)	$(39,131)
Road Construction	227,256	-
	$(7,406)	$(39,131)

Capital Expenditures:
Media	$115,135	$54,247
Road Construction	-	-
	$115,135	$54,247

Depreciation and Amortization:
Media	$111,374	$121,886
Road Construction	249,827	-
	$361,201	$121,886

Total Assets:
United States	$1,082,322	$4,913,781
Europe	15,334,630	5,301,126
	$16,416,952	10,214,907

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

17. COMMITMENTS AND CONTINGENCIES

a)	Contracts

1) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC “NTV” and JSC “NTV-Mir” owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the years ended December 31, 2009 and 2008, the Company expensed $229,333 and $229,333, respectively.

2) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $189,200 in 2010. For the years ended December, 2009 and 2008, the Company expensed $174,700 and $142,400, respectively.

3) On June 17, 2008, the Company entered into an agreement to acquire Way Media, LTD (“Way Media”), a Romanian company.  Way Media is one of the top five Romanian outdoor advertising companies with a developed network in more than 22 cities.  Way Media offers the planning and production of high quality outdoor advertising strategies, as well as installation and maintenance throughout the country of Romania.

The Company paid a deposit against the purchase price of approximately $254,000.  The acquisition was terminated during 2008 due to the recent global financial crisis that has affected the outdoor advertising market in Romania.  The Company transferred the deposit to IPA and released the Romanian company from the obligation.  See Note 6 for further information.

b)	Leases

The Company leases various office facilities.  Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).  The leases contain no escalation clauses or capital improvements funding provisions.

                Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,
2010	$122,568
2011	86,666
2012	55,000
2013	55,000
2014	55,000
$374,234

Rent expense was $111,298 and $66,568 for the years ended December 31, 2009 and 2008, respectively.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

18. MAJOR CUSTOMERS

The Company had revenues to two customers in excess of ten percent of consolidated net revenues in 2009.  The combined revenue from these two customers was $2.0 million during the year ended December 31, 2009, representing 47.4% of total sales.  Management believes the loss of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

19. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit captioned Case File No. 44.952/3/2007, Compania Nationala de Autostrazi si Drumuri Nationale in Romania ("CNADR") vs. Genesis International S.A., brought before ICCJ - Commercial Department.  CNADR has asked the court for the Company to pay $217,238 as a penalty for delay in the execution of the works set forth in Contract No. 2187/2003 - "Primary Rehabilitation of DN 58 Caransebes - Anina" and in Contract No. 2185/2003 - "Primary Rehabilitation of DN 41 Dara - Oltenita".  The Company believes it does not owe the penalty and intends to vigorously protest the amount.  A hearing is set for April 15, 2010.

20. SUBSEQUENT EVENT

On February 20, 2010, the Company acquired an additional 20% of the outstanding shares of Genesis from SC Straco Group SRL, a Romanian company, in exchange for the issuance of 1,250,000 shares of the Company's common stock, valued at $500,000, the fair value of the shares at the time of issuance.  The following unaudited proforma summary of results of operations assume the additional 20% interest had been acquired as of October 1, 2009.

Years Ended
December31,
2009
Net sales	$4,228,497
Net earnings attributable to
Emerging Media Holdings, Inc.
common shareholders	52,072

Earnings per share - diluted	$0.00

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2009.

Name	Age	Title

Iurie Bordian	48	Chairman of the Board, Chief Executive Officer ,Chief Financial Officer

Renauld R. Williams	31	President

Oxana Boico	34	Director and Chief Accounting Officer

Viorel B. Sareboune	36	Director

Radu Lazar	32	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Iurie Bordian, CEO and Chairman since October 2006 and CEO of Cabavarum SRL.
From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as CEO and Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO of MA-VEST SRL, Moldova. From 1994-1998 he was Chief Legal Council of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was legal counselor the City Council in the District of Soroca From 1988-1990 he worked as investigator (Economic and Financial offences) for the Ministry of Internal Affairs of the Republic of Moldova. From 1985-1990 he served as Chief Investigator at the Public Prosecutor's Office of the Republic of Moldova. From 1983 to 1985 he worked as Legal Counselor at the Soroca District Trade Association. Mr. Bordian's education includes the State University of Moldova and the University of Cluj-Napoca, Romania. He has a degree in Financial Law. He is fluent in Romanian, Russian, and French and has working knowledge of English. Address: 21,Viilor 9/4 str. Soroca, Republic of Moldova, MD-2000

Renauld R. Williams, President since January 17, 2008.
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

Vivorel B. Sareboune, Director
He received Bachelor of Arts and Master of Arts degrees in 1994 and 1997, respectively, from Moldova State University, Moldova, specializing in arts and civil and international law. He received a Master of Business Administration in 2001, and a Master of Science in Accounting in 2005, from the University of Central Florida, Orlando, Florida. Since December 2007, Mr. Sareboune has been the Vice President Finance and New Business Development for Life Extension Nutrition Center, Maitland, Florida. From November 2005 to November 2007, Mr. Sareboune was employed as a tax associate for CNL Hotel and Resorts Inc., Orlando, Florida, and also from November 2005 to June 2006, he was a business and financial planning consultant with EDIS Secure LLLP, Orlando, Florida. From September 2003 to October 2005, Mr. Sareboune was the corporate accountant for CNLR (NNN) and CNL Hospitality Corp., Orlando, Florida.

Mr. Radu Lazar, Director.
He received a B.S. degree in International Economic Relations from the Academy of Economic Studies, Chisinau, Moldova, in 1999. From September 2007 to the present, he has been a project manager with Endava, an information technology consulting company in Chisinau, Moldova. From 1998 to September 2007, Mr. Lazar was with CNFA, Chisinau, Moldova, for the last two years of which he was a grant administrator for U.S. Agency for International Development funds for private enterprise investments in Moldova, as part of the agency's agribusiness development project. Prior to September 2005, Mr. Lazar was an agribusiness enterprise development coordinator, an agribusiness program assistant and a property management/logistics specialist with CNFA.

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

Committees of our Board of Directors

Audit Committee. Our Board of Directors has established an Audit Committee, the current members of which are Vivorel B. Sareboune and Radu Lazar. Each member of the Audit Committee has been determined to be independent under the standards for independence for audit committee members established by the NYSE. In addition, the Board of Directors has determined that each member of the Committee is financially literate and that Viorel Saraboune qualifies as an “audit committee financial expert” under the definition promulgated by the SEC. The Audit Committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors. The Audit Committee will operate under a written charter, which is under review at this time.

The audit committee’s primary responsibility is to assist the Board in its oversight of the integrity of the Company’s financial reporting process and systems of internal control, to evaluate the independence and performance of the Corporation’s independent registered public accounting firm, Madsen & Associates, CPA’s Inc. (“Madsen”), and internal audit functions and to encourage private communication between the audit committee and Madsen and the internal auditors.

The audit committee met on March 30, 2010. In discharging its responsibility, initially the audit committee reviewed and discussed the audited financial statements for fiscal year 2009 with management and Madsen, including the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61, Communication with Audit Committees.

In addition, the audit committee received the written disclosures and the letter from Madsen required by applicable requirements of the Public Company Accounting Oversight Board regarding Madsen’s communications with the audit committee concerning independence. The audit committee further discussed with Madsen the issue of its independence from the Company, and made a determination to recommend to our Board of Directors to include of the audited consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2009.

The audit committee also will negotiate the hiring of Madsen for the 2010 audit and pre-approve all fees which SEC rules require the committee to approve to ensure that the work to be performed will be permissible under applicable standards and would not impair Madsen’s independence.

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by Chiril Luchinsky  of 30% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in the Republic of Moldova and familiarity with international business issues.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

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

Other Information about our Board of Directors

During 2009, our Board of Directors did not meet. All directors attended all of the meetings of the Board and committees of the Board on which they served.

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

Code of Ethics

We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company’s Secretary at 1809 East Broadway Street, Suite 175, Oviedo, Florida 32765. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
Iurie Bordian, Chief Executive Officer (1)	2007	-0-							-0-
	2008	-0-							-0-
	2009	$33,000							$33,000

(1) Mr. Bordian became Chief Executive Officer on October 16, 2006.

(2) Compensation is paid in Moldovan leí, the official currency of Moldova, and the amount set forth in this table is the equivalent in U.S. dollars.

Stock Options Granted and Exercised in The Year Ended December 31, 2008

No stock option grants were made to Iurie Bordian in the fiscal year ended December 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 26, 2010 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 10.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Emerging Media Holdings, Inc. 1809 E. Broadway St, Suite 175, Oviedo, FL 32765

The percentage of beneficial ownership in the following table is based upon 16,303,000 shares of common stock outstanding as of March 26, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We do not have any  outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Chiril Luchinsky	4,751,000	29.14%
Serguei Luchinsky	1,250,000	7.66%
Iurie Bordian	100,000	*
Century Enterprises, Inc. Blake Bldg., Suite 102 Belize City, Belize	1,400,000	8.58%
Lilea Ciumac Str V Chisinau Republic of Moldova	1,331,600	8.16%
Cornel Esanu Str Miron Chisinau Republic of Moldova	1,331,600	8.16%
Domnica Rorovschi Str 32 August Chisinau Republic of Moldova	1,331,600	8.16%
Rodica Turcan Str Scinoa Nou Chisinau Republic of Moldova	1,331,600	8.16%
All officers and directors as a group	100,000	*
* Less than 1%.

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Wiener, Goodman & Company, P.C. during fiscal year 2008 and Madsen & Associates, CPA’s Inc. during fiscal year 2009.

	2009	2008

Audit Fees	$56,870	$49,232
Audit-related Fees
Tax Fees	2,500
All Other Fees

Total Fees	$59,370	$49,232

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2009.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2009, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2009.

Audit Services. Audit services include the annual financial statement audit and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence.

All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB, filed January 23, 2007).
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-SB, filed January 23, 2007).
10.1
Distribution Agreement, dated December 29, 2006 with NTV Hungary Commercial Limited NTV Hungary Commercial Limited Liability Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-SB, filed January 23, 2007).

10.2	Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2008).
10.3
Additional Agreement, dated May 2, 2008, to Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2008)

10.4
Share Purchase Agreement, dated as of June 10, 2009, between the Company and IPA International Project Agency Establishment (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 4, 2009).

10.5	Agreement, dated as of February 23, 2010, between the Company and SC Stratco Group SRL. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2010.
10.6	Additional Agreement, dated as of March 5, 2010, between the Company and Media Top Prim Ltd., filed herewith.

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

EMERGING MEDIA HOLDINGS, INC

Date: March 31, 2010	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Executive Officer, Chief Financial Officer and Director

	By:	/s/ Oxana Boico
Oxana Boico, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on March 31, 2010.

/s/ Renauld R. Williams
Renauld R. Williams, President

By:/s/ Vivorel B. Sareboune
Vivorel B. Sareboune, Director

By:
Radu Lazar, Director

By:/s/ Oxana Boico
Oxana Boico, Chief Accounting Officer and Director