Form 10-Q
period 2010-03-31
EMERGING MEDIA HOLDINGS INC
filed 2010-05-17
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-52408

EMERGING MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	13-1026995
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA	32765
(Address of principal executive offices)	(Zip Code)

(806) 688-9697
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

As of May 14, 2010, there were 18,553,000 shares of Common Stock, $0.001 par value, outstanding.

Emerging Media Holdings, Inc. and Subsidiaries

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)	2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2010 and 2009 (unaudited)	4

	Consolidated Statement of Stockholders' Equity for the Period Ended March 31, 2010 (Unaudited)	5

	Statement of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 (Unaudited)	6-7

	Notes to Unaudited Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	26

Signatures		27

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2009.

The results of operations for the nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$399,191	$647,861
Marketable securities	250,000	328,801
Accounts receivable - net of allowance for doubtful accounts of $238,000
and $246,000	2,203,074	3,578,358
Inventories	693,469	308,732
Employee receivables and other current assets	243,361	169,544

Total Current Assets	3,789,095	5,033,296

Property, plant and equipment, net	2,667,392	2,893,835
Restricted cash	617,338	720,888
Intangible assets - net	243,837	258,041
Goodwill	7,510,892	7,510,892

TOTAL ASSETS	$14,828,554	$16,416,952

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Notes payable	$1,652,993	$471,595
Accounts payable	2,985,828	3,772,888
Accrued expenses	234,948	374,094
Capitalized lease obligations	46,759	81,788
Customer deposits	378,074	552,851

Total Current Liabilities	5,298,602	5,253,216

LONG-TERM LIABILITIES:
Notes payable - less current portion above	-	1,165,087
Capitalized lease obligations - less current portion above	14,038	14,038

Total Long-Term Liabilities	14,038	1,179,125

TOTAL LIABILITIES	5,312,640	6,432,341

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 18,553,000 and 17,303,000 shares issued
at March 31, 2010 and December 31, 2009	18,553	17,303
Additional paid-in-capital	9,372,152	9,026,003
Retained earnings	274,489	721,510
Accumulated other comprehensive income (loss)	(392,452)	(406,856)
Less: Cost of common stock in treasury, 9,800 shares	(9,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:	9,263,505	9,348,723

Noncontrolling interest	252,409	635,888
Total Equity	9,515,914	9,984,611

TOTAL LIABILITIES AND EQUITY	$14,828,554	$16,416,952

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009
Revenues	$599,439	$588,806

Costs and expenses:
Cost of sales	521,932	288,496
Selling and marketing expenses	42,447	31,374
General and administrative expenses	379,053	204,110
Other operating expenses	159,847	28,719
	1,103,279	552,699

Income (loss) from operations	(503,840)	36,107

Other income (expense):
Interest expense	(60,302)	(694)
Other income (principally interest income)	50,611	56,248
Gain on sale of fixed assets	975	-
	(8,716)	55,554

Earnings (loss) before provision for income taxes	(512,556)	91,661

Provision for income taxes	-	-

Net earnings (loss)	(512,556)	91,661

Less: Net earnings (loss) attributable to the
noncontrolling interest	(65,535)	-

Net earnings (loss) attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$(447,021)	$91,661

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders - basic	$(0.03)	$0.01

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders - diluted	$(0.03)	$0.01

Weighted average common shares - basic	17,858,556	16,303,000

Weighted average common shares - diluted	17,858,556	17,303,000

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009

Net earnings (loss)	$(512,556)	$91,661

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	43,859	(50,113)

Comprehensive income (loss)	(468,697)	41,548

Comprehensive income (loss) attributable to noncontrolling
interest	(55,114)	-

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(413,583)	$41,548

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

			Preferred Stock		Common Stock				Accumulated
		Comprehensive	Number of		Number of		Additional Paid	Retained	Other Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Stock	Interest
Balance, January 1, 2009	$9,890,609		1,000,000	$4,000,000	16,303,000	$16,303	$5,027,003	$693,547	$162,993	$(9,237)	$-

Conversion of preferred stock	-		(1,000,000)	(4,000,000)	1,000,000	1,000	3,999,000

Noncontrolling interest	587,230										587,230

Net earnings year ended
December 31, 2009	76,621	$76,621						27,963			48,658

Currency translation	(569,849)	(569,849)							(569,849)

Comprehensive loss		$(493,228)

Balance, December 31, 2009	9,984,611		-	-	17,303,000	17,303	9,026,003	721,510	(406,856)	(9,237)	635,888

Issuance of common stock
for acquisition					1,250,000	1,250	346,149		(29,455)		(317,944)

Net loss three month ended
March 31, 2010	(512,556)	$(512,556)						(447,021)			(65,535)

Currency translation	43,859	43,859							43,859

Comprehensive loss		$(468,697)

Balance, March 31, 2010	$9,515,914		-	$-	18,553,000	$18,553	$9,372,152	$274,489	$(392,452)	$(9,237)	$252,409

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(512,556)	$91,661
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	232,777	26,690
Loss (gain) on disposition of fixed assets	(975)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,403,162	(71,046)
Increase in inventories	(379,212)	(1,326)
(Increase) decrease in employee receivables and other
current assets	(73,817)	4,573
Decrease in restricted cash	103,550	-
(Decrease) increase in accounts payable,
accrued liabilities and income taxes payable	(902,720)	15,970
(Decrease) in customer deposits	(174,777)	-

Net Cash (Used In) Provided by Operating
Activities	(304,568)	66,522

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,512)	(78,509)
Proceeds from sale of fixed assets	5,217	-
Proceeds from sale of marketable securities	78,101	-
Repayment of loans by employees	-	4,726

Net Cash Provided by (Used In) Investing Activities	76,806	(73,783)

Cash flows from financing activities:
Proceeds from loans	1,181,398	-
Repayment of debt	(1,200,116)	(1,383)

Net Cash (Used In) Financing Activities	(18,718)	(1,383)

Effect of exchange rate changes on cash	(2,190)	(23,694)

Net (decrease) in cash	(248,670)	(32,338)

Cash and cash equivalents - Beginning of period	647,861	1,334,738

Cash and cash equivalents - End of period	$399,191	$1,302,400

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009

Supplemental disclosure cash flow information:

Cash paid for interest	$60,302	$694

Cash paid for income taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 were derived from audited financial statements.

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

Basis of Presentation

Reporting and functional currency

The Company has determined that the United States dollar (“USD") is the reporting currency for the purposes of financial reporting under US GAAP.

The local currency and the functional currency of the subsidiaries of the Company is the Moldovan Lei ("MOL") and the Romanian Lei ("RON").

Any conversion of MOL and RON amounts to USD should not be construed as a representation that such MOL and RON amounts have been, could be, or will in the future be converted into USD at the current exchange rate or at any other exchange rate.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	ACQUISITIONS

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
MARCH 31, 2010

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

b) On February 20, 2010, the Company acquired 20% of the outstanding common stock of SC Genesis International held by the noncontrolling interests in exchange for 1,250,000 shares of common stock of Emerging Media Holdings, Inc., valued at $500,000, the fair value of the common stock at the date of issuance.  The purchase has been accounted for as an equity transaction in accordance with ASC 840-10-45-23, "Business Combinations".  The noncontrolling interest and other comprehensive income has been reduced by $347,399 and credited to the equity of EMH.

c) On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L. (LLC) (“Media Top Prim”), located in Moldova, for 1 million shares of the Company’s preferred stock of a class and series to be authorized, valued at $4.0 million.  The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year.  Media Top Prim’s primary activities are in radio and television broadcasting.  Media Top Prim earns its revenues primarily through advertisement sales.  Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013.  The purchase price was allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim and Genesis are included in the Company’s consolidated financial statements from the date of their acquisitions.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The following unaudited pro forma summary of results of operations assume Genesis had been acquired as of January 1, 2009:

Three Months
Ended
March 31, 2009
Net sales	$778,725
Net loss	(550,625)
Loss per share -
diluted	$(0.03)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2009.  Such information should not be construed as a representation of the future results of operations of the Company.

3.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share.  For the period ended March 31, 2010 and 2009, there were -0- and 1,000,000 shares, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	March 31,
	2010	2009
Basic	17,858,556	16,303,000

Potential shares	-	1,000,000

Fully diluted	17,858,556	17,303,000

4.	FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As of March 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Assets at Fair Value as of March 31, 2010 and 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
March 31, 2010
Cash and cash equivalents	$399,191	$399,191	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Restricted cash	617,338	617,338	-	-
Total	$1,266,529	$1,016,529	$-	$250,000
December 31, 2009
Cash and cash equivalents	$647,861	$647,861	$-	$-
Held-to-maturity securities	328,801	-	-	328,801
Restricted cash	720,888	720,888	-	-
Total	$1,697,550	$1,368,749	$-	$328,801

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  There were no triggering events that occurred during the three months ended March 31, 2010 that would warrant interim impairment testing.

 5.             JOINT VENTURE

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

The joint venture shall make annual distributions to the joint venture partners.  The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year.  The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital.  For the three months ended March 31, 2010 and 2009, no distributions were made.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As of March 31, 2010, Alkasar had assets of $269,370 and liabilities of $270,862.

Alkasar Region LLC is affiliated with Gazprom - Media JSC advertising agency, selling advertising in more then 80 of the largest Russian cities, such as Moscow, St. Petersburg and others.

6.              GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.

Other intangibles include the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $14,204 and $12,429, for the three months ended March 31, 2010 and 2009, respectively.

The changes in the carrying value of goodwill for the three months ended March 31, 2010 is as follows:

Total

Balance, December 31, 2009	$7,510,892

Adjustments	-

Balance, March 31, 2010	$7,510,892

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.

For the annual goodwill impairment assessment performed in 2009, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.  As of March 31, 2010, the Company recorded no impairment to its goodwill.

The components of intangible assets other than goodwill are as follows:

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$104,163	$348,000	$89,959

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2010	35,510
2011	49,714
2012	49,714
2013	49,714
2014	49,714

7.              MARKETABLE SECURITIES

At March 31, 2010 and December 31, 2009, marketable securities have a cost and estimated fair value of $250,000 and $328,801, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  During the first quarter of 2010, bonds in the amount of $78,801 matured and were not renewed.  The balance of the bonds mature in September 2010.

8.              NOTES RECEIVABLE

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

9.              INVENTORIES

In accordance with FASB ASC 360-15-35, "Impairment or Disposal of Long-Lived Assets", ("ASC 360-15"), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, inventory consists of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$99,691	$94,315
Capitalized costs	498,980	186,249
Advance payments to contractors	94,798	28,168
	$693,469	$308,732

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

10.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	March 31,	December 31,
	2010	2009
Machinery and equipment	$3,076,540	$3,094,484
Transportation equipment	545,312	602,929
Building and building improvements	20,897	21,187
	3,642,749	3,718,600
Less accumulated depreciation	975,357	824,765
	$2,667,392	$2,893,835

Depreciation expense for the three months ended March 31, 2010 and 2009 totalled $218,573 and $14,261, respectively.

11.            RESTRICTED CASH

Restricted cash are the guarantees for the work performed by the Company.  The performance guarantees range between 5% and 10% of the contract price.  The warranty period can be as long as sixty months but amounts are released on a predetermined schedule.  Restricted cash as of March 31, 2010 and 2009 amounted to $617,338 and $720,888, respectively.

12.	NOTES PAYABLE

Notes payable balance as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Note payable to Romanian International Bank,	$1,181,398	$1,165,087
interest @ 20.5%, due February 2011 (1)

Note payable to IPA, interest @ 5%, due	471,595	471,595
upon demand (2)
	1,652,993	1,636,682
Less: Current portion	1,652,993	471,595
	$-	$1,165,087

(1)	The note payable is collateralized by equipment owned by the Company with a book value of approximately $1.5 million and cash flow of one of the Company's current projects.

(2)	Note payable in connection with the acquisition of 60% of Genesis.

Interest expense related to Notes Payable for the three months ended March 31, 2010 and 2009 amounted to $59,051 and $-0-, respectively.

The following table shows the maturities by year of the total amount of notes payable at March 31, 2010:

Year ending December 31,
2010	$471,595
2011	1,181,398
$1,652,993

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

13.            CAPITALIZED LEASE OBLIGATIONS

Property under lease:
	March 31,	December 31,
	2010	2009
Equipment	$237,818	$237,818
Less: Accumulated depreciation	33,109	23,526
	$204,709	$214,292

The following is a schedule of minimum future lease payments required as of March 31, 2010, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Fiscal year ending:
2010	$60,175
2011	17,900
2012	2,379
2013	-
2014	-
Thereafter	-
Total minimum lease payments	80,454
Less current representing interest	19,657
Present value of net minimum
lease payment	60,797
Less current obligations	46,759
Long-term obligations	$14,038

Interest expense related to Capitalized Lease Obligations for the three months ended March 31, 2010 and 2009 was $1,251 and $694, respectively.

14.            NONCONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810.

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.

	March 31,	December 31,
	2010	2009
Balance at beginning of period	$635,888	$-

Noncontrolling interest from the acquisition of
60% of Genesis International S.A. in 2009	-	587,230

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	(317,944)	-

Noncontrolling interest share of income (loss)	(65,535)	48,658

Balance at end of period	$252,409	$635,888

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The loss for 2008 of Alkasar exceeded the capital of the third party.  Losses are only allocable to the extent of capital.  Any excess losses are absorbed by the Company.  In future periods, net income will be allocated to previous unallocated losses before being allocated to third party interests.

15.            INCOME TAXES

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 and for state examinations before 2005.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2007 in Europe.  The Company is not currently being audited by any tax authorities.

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2010 and 2009.   Taxes are calculated in accordance with Moldovan regulations and are paid annually.   Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova.  The nominal statutory tax rate in the Romanian Republic is 25%.  Taxes are calculated in accordance with Romanian regulations and are paid annually.  There is no U.S. tax provision due to losses during both 2009 and 2008.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The President of the United States has presented a budget to the United States Congress which contains various modifications to international tax provisions.  Some of the proposed changes might subject the Company to, among other things, additional income taxes, restrictions on how foreign tax credits would be calculated and affect taxation regarding the transfer of intangible property.  The Company cannot ascertain at this time what the final outcome of this proposed legislation will be of the effect, if any, on the Company's results of operations or financial condition.  Additionally, the Internal Revenue Service ("IRS") released a draft tax schedule and instructions that provide additional details on its proposal to require companies with assets of $10.0 million or more to report their uncertain tax positions annually, beginning with the 2010 tax year on their business tax returns.

16.            STOCKHOLDERS' EQUITY

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of March 31, 2010, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of March 31, 2010, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to March 31, 2010.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

17.            BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	Three Months Ended
	March 31,
	2010	2009
Net Revenue by Geographic Areas:
United States	$-	$-
Europe	599,439	588,806
	$599,439	$588,806

Net Revenue by Industry Segment:
Media	$599,439	$588,806
Road construction	-	-
	$599,439	$588,806

Income (loss) From Operations:
Media	$(189,918)	$36,107
Road construction	(313,922)	-
	$(503,840)	$36,107

Total Assets:	March 31, 2010	December 31, 2009
United States	$631,808	$1,082,322
Europe	14,196,746	15,334,630
	$14,828,554	$16,416,952

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

18.        COMMITMENTS AND CONTINGENCIES

a)	Contracts

1) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC “NTV” and JSC “NTV-Mir” owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the three months ended March 31, 2010 and 2009, the Company expensed $66,333 and $57,333, respectively.

2) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $189,200 in 2010. For the three months ended March 31, 2010 and 2009, the Company expensed $45,570 and $43,000, respectively.

19.            LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit captioned Case File No. 44.952/3/2007, Compania Nationala de Autostrazi si Drumuri Nationale in Romania ("CNADR") vs. Genesis International S.A., brought before ICCJ - Commercial Department.  CNADR has asked the court for the Company to pay $217,238 as a penalty for delay in the execution of the works set forth in Contract No. 2187/2003 - "Primary Rehabilitation of DN 58 Caransebes - Anina" and in Contract No. 2185/2003 - "Primary Rehabilitation of DN 41 Dara - Oltenita".  On April 15, 2010, the Supreme Court annulled the case file.  The communication is expected to be drafted and presented within one month.

The Company is a defendant in Case File No. 13704/302/2009, SC Trans AMD Company SRL vs. Genesis, brought in the District No. 5, Bucharest Court of Law.  The object of the hearing is the collection letter for the amount of 61,507. RON or the equivalent of $20,049.  The plaintiff's request has been partially admitted on February 10, 2010, and the Company has accrued and plan to pay this obligation.

The Company is a defendant in Case File No. 14657/3/2010, SC Angely Construct SRL vs. Genesis.  The object of the hearing is recovery of the amount of 495,169. RON or the equivalent of $168,649.  A hearing was set for September 23, 2010.  The Company has accrued and plan to pay this obligation.

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

Overview

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Trends Affecting our Business

The Company believes the key factors affecting the Company's first quarter 2010 and/or future results include the following:

•
The Company's Genesis subsidiary has seasonal operations with no operations during the first quarter of the year due to weather restrictions in accordance with the road construction standards.  The Company expects road construction operations to commence during the second quarter in connection with new contracts entered into during the latter of 2009 and early 2010.

•
The Company's media business revenues were stagnant during the first quarter of 2010 due to late planning of advertising budgets by our larger clients.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the first quarter and the Company expects growth throughout the year.

•
The Company's media business operations were impacted during the first quarter due to increased costs as the media business increased focus on the production of high quality broadcasting, which required purchases of more expensive services.

•	The Company's media business experienced increased competition from new TV channels during the first quarter of 2010 that may affect future operations throughout 2010.

Results of Operations

Three Months ended March 31, 2010 compared to the Three Months ended March 31, 2009.

REVENUES. Revenues for the three month period ended March 31, 2010, increased by $10,633 or 2% to $599,439 as compared to $588,806 during the comparable period of 2009. Overall growth of our media business was primarily stagnant during the quarter due to the late planning of advertising budgets by our larger clients.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the quarter.  Revenues from the operations of our Genesis subsidiary were nil as the operations are seasonal due to weather restrictions in accordance with road construction standards.  The Company expects the construction business of Genesis to begin operations during the second quarter of the fiscal year.

COST OF SALES. Cost of sales for our media business increased by approximately $233,000 or 81% to $521,932 for the three month period ending March 31, 2010, from $288,496 for the comparable period in 2009. There were no cost of sales for the construction business of Genesis due to the seasonality of the operations. The increase in the media business was due primarily to the increasing focus on the production of high quality broadcasting, which required purchases of more expensive services.

         SELLING AND ADMINISTRATIVE EXPENSES AND OTHER OPERATING EXPENSES.  Selling and administrative expenses and other operating expenses for Genesis were $313,922 for the three months ended March 31, 2010 and $-0- for the comparable period in 2009.  The operations of Genesis have been included since the date of its acquisition and there are no comparable expenses for 2009. Selling and administrative expenses and other operating expenses for our media businesses increased by $3,224 or 1.40% to $267,425 for the three month period ending March 31, 2010 from $264,203 for the comparable period in 2009.

 LOSS FROM OPERATIONS.  As a result of the launch of the new project, loss from media operations for the three months ended March 31, 2010 was $189,918 as compared to a profit of $36,107 for the comparable period in 2009. For Genesis, Loss from Operations for the first quarter of 2010 was $313,922 as operations did not commence until the subsequent quarter.

         OTHER ITEMS. The increase in interest expense is primarily due to interest expenses from the Genesis operations during the first quarter of 2010 related to the debt outstanding on its line of credit.

         INCOME TAXES. Income taxes were not provided for the periods ended March 31, 2010 and March 31, 2009 as the Moldovan tax rate was 0% for 2009 and the Company incurred losses during 2010.

LIQUIDITY AND CAPITAL RESOURCES

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

In February 2010, the Company acquired an additional 20% of the outstanding common stock of SC Genesis International S.A. held by the noncontrolling interests in exchange for 1,250,000 shares of common stock of the Company, valued at $500,000, the fair value of the common stock at the date of issuance.  As of March 31, 2010, the Company now owned 80% of SC Genesis International S.A.

Genesis finances its business primarily through operations.  Genesis has a line of credit of approximately $1.2 million, which was primarily used as of March 31, 2010.  Genesis plans to seek additional financing in 2010 on a project to project basis to meet the demands of new contracts entered into during the latter part of 2009 and early 2010.

During the first three months of 2010, the Company has funded its capital requirements primarily through operating activities.  As of March 31, 2010 the Company had a cash balance of $399,191. This compares with a cash balance of $647,861 at December 31, 2009.  The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.  Genesis is seeking additional funding to finance its growth.

The Company had a working capital deficiency of approximately $1.5 million and a stockholders’ equity of approximately $9.5 million as of March 31, 2010.  Cash and cash equivalents decreased approximately $249,000 for the three months ended March 31, 2010.  The decrease is primarily attributable to net cash used in operations of $306,000 (primarily from the net loss of $512,000 offset by depreciation expense of $232,000) offset by proceeds from the sale of marketable securities of $78,000.

Accounts receivable, net of allowances, were approximately $2.2 million at March 31, 2010, as compared with approximately $3.6 million at December 31, 2009.  The decrease is primarily due to collections of accounts receivable during the first three months of Genesis. Accounts payable were approximately $3.8 million at December 31, 2009, and approximately $3.0 at March 31, 2010. The decrease is primarily due to the increase in payments from cash flows during the quarter.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk - Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because our revenue is reported in U.S. dollars, fluctuating exchange rates of the local currencies, when converted into U.S. dollars, may have an adverse impact on our revenue and income. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

ITEM 4T. Controls and Procedures.

As of March 31, 2010, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1. Legal Proceedings.

The Company is a defendant in a lawsuit captioned Case File No. 44.952/3/2007, Compania Nationala de Autostrazi si Drumuri Nationale in Romania ("CNADR") vs. Genesis International S.A., brought before ICCJ - Commercial Department.  CNADR has asked the court for the Company to pay $217,238 as a penalty for delay in the execution of the works set forth in Contract No. 2187/2003 - "Primary Rehabilitation of DN 58 Caransebes - Anina" and in Contract No. 2185/2003 - "Primary Rehabilitation of DN 41 Dara - Oltenita".  On April 15, 2010, the Supreme Court annulled the case file.  The communication is expected to be drafted and presented within one month.

We are a defendant in Case File No. 13704/302/2009, SC Trans AMD Company SRL vs. Genesis, brought in the District No.5, Bucharest Court of Law. The object of the hearing is the collection letter for the amount of 61,507 RON or the equivalent of $20,948. The plaintiff’s request has been partially admitted on February 10, 2010, and we have accrued and plan to pay this obligation.

We are a defendant in Case File No. 14657/3/2010, SC Angely Construct SRL vs. Genesis. The object of the hearing is the recovery of the amount of 495,169 RON or the equivalent of $168,648. A hearing was set for September 23, 2010. We have accrued and plan to pay this obligation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information as to the issuance of unregistered securities following the fiscal quarter covered by this report.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
May 14, 2010
1,000,000 shares of common stock issued in connection with acquisition of Media Top Prim S.R.L. effective May 8, 2008, in conversion of contracted Preferred Stock, as per Additional Agreement, dated March 5, 2010.
		Private investor.	NA	$4.00 per share/NA
(1) The issuance is viewed by the Company as exempt from registration under Regulation S promulgated by the SEC under the Securities Act of 1933, as amended.

Item 6. Exhibits.

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

EMERGING MEDIA HOLDINGS, INC.
(Registrant)

Date May 17, 2010	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Executive Officer and Chief Financial Officer