Form 10-Q
period 2010-06-30
EMERGING MEDIA HOLDINGS INC
filed 2010-08-16
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-52408

EMERGING MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	13-1026995
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA	32765
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2010, there were 18,553,000 shares of Common Stock, $0.001 par value, outstanding.

Emerging Media Holdings, Inc. and Subsidiaries

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2010
	and December 31, 2009 (unaudited)	2

	Consolidated Statements of Operations for the
	Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Six and Three Months ended June 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statement of Stockholders' Equity for the Period Ended June 30, 2010 (Unaudited)	5

	Statement of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	6-7

	Notes to Unaudited Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 6.	Exhibits.	26

Signatures		26

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

The results of operations for the six and three months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$356,569	$647,861
Marketable securities	250,000	328,801
Accounts receivable - net of allowance for doubtful accounts of $204,000
and $246,000	662,344	3,578,358
Inventories	329,839	308,732
Employee receivables and other current assets	136,821	169,544

Total Current Assets	1,735,573	5,033,296

Property, plant and equipment, net	2,616,169	2,893,835
Restricted cash	530,011	720,888
Intangible assets - net	229,633	258,041
Goodwill	7,510,892	7,510,892

TOTAL ASSETS	$12,622,278	$16,416,952

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Notes payable	$1,496,942	$471,595
Accounts payable	1,849,075	3,772,888
Accrued expenses	242,621	374,094
Capitalized lease obligations	96,195	81,788
Customer deposits	162,700	552,851

Total Current Liabilities	3,847,533	5,253,216

LONG-TERM LIABILITIES:
Notes payable - less current portion above	-	1,165,087
Capitalized lease obligations - less current portion above	14,038	14,038

Total Long-Term Liabilities	14,038	1,179,125

TOTAL LIABILITIES	3,861,571	6,432,341

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 18,553,000 and 17,303,000 shares issued
at June 30, 2010 and December 31, 2009	18,553	17,303
Additional paid-in-capital	9,372,152	9,026,003
Retained earnings (deficit)	(557,447)	721,510
Accumulated other comprehensive income (loss)	(102,802)	(406,856)
Less: Cost of common stock in treasury, 9,800 shares	(9,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:	8,721,219	9,348,723

Noncontrolling interest	39,488	635,888
Total Equity	8,760,707	9,984,611

TOTAL LIABILITIES AND EQUITY	$12,622,278	$16,416,952

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2010	2009	2010	2009
Revenues	$1,439,094	$1,218,205	$839,655	$629,399

Costs and expenses:
Cost of sales	1,012,432	652,411	490,500	363,915
Selling, general and administrative expenses	514,790	549,662	247,039	60,157
	1,527,222	1,202,073	737,539	424,072

Income (loss) from operations	(88,128)	16,132	102,116	205,327

Other income (expense):
Interest expense	-	(844)	-	(150)
Other income (principally interest income)	8,597	111,569	3,234	55,321
Gain on sale of fixed assets	-	-	-	-
	8,597	110,725	3,234	55,171

Earnings (loss) from continuing operations before	(79,531)	126,857	105,350	260,498
provision for income taxes

Provision for income taxes	-	-	-	-

Earnings (loss) from continuing operations	(79,531)	126,857	105,350	260,498

Discontinued operations (Note 18):
Loss from operations of SC Genesis
International S.A.	(1,477,882)	-	(1,150,207)	-

Net earnings (loss)	(1,557,413)	126,857	(1,044,857)	260,498

Less: Net earnings (loss) attributable to the
noncontrolling interest	(278,456)	-	(212,921)	-

Net earnings (loss) attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$(1,278,957)	$126,857	$(831,936)	$260,498

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - basic	$(0.00)	$0.01	$0.00	$0.00

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - basic	$(0.06)	$0.01	$(0.05)	$0.00

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - diluted	$(0.00)	$0.00	$0.00	$0.00

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - diluted	$(0.06)	$0.00	$(0.05)	$0.00

Weighted average common shares - basic	18,205,778	16,303,000	18,553,000	16,303,000

Weighted average common shares - diluted	18,205,778	17,303,000	18,553,000	17,303,000

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	For The Six Months Ended
	June 30,
	2010	2009

Net earnings (loss)	$(1,557,413)	$126,857

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	333,509	(204,652)

Comprehensive income (loss)	(1,223,904)	(77,795)

Comprehensive income (loss) attributable to noncontrolling
interest	(153,663)	-

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(1,377,567)	$(77,795)

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

									Accumulated
			Preferred Stock		Common Stock			Retained	Other
		Comprehensive	Number of		Number of		Additional Paid	Earnings	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Income (Loss)	Stock	Interest
Balance, January 1, 2009	$9,890,609		1,000,000	$4,000,000	16,303,000	$16,303	$5,027,003	$693,547	$162,993	$(9,237)	$-

Conversion of preferred stock	-		(1,000,000)	(4,000,000)	1,000,000	1,000	3,999,000

Noncontrolling interest	587,230										587,230

Net earnings year ended
December 31, 2009	76,621	$76,621						27,963			48,658

Currency translation	(569,849)	(569,849)							(569,849)

Comprehensive loss		$(493,228)

Balance, December 31, 2009	9,984,611		-	-	17,303,000	17,303	9,026,003	721,510	(406,856)	(9,237)	635,888

Issuance of common stock
for acquisition					1,250,000	1,250	346,149		(29,455)		(317,944)

Net loss six months ended
June 30, 2010	(1,557,413)	$(1,557,413)						(1,278,957)			(278,456)

Currency translation	333,509	333,509							333,509

Comprehensive loss		$(1,223,904)

Balance, June 30, 2010	$8,760,707		-	$-	18,553,000	$18,553	$9,372,152	$(557,447)	$(102,802)	$(9,237)	$39,488

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(1,557,413)	$126,857
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	343,253	57,488
Loss (gain) on disposition of fixed assets	(975)	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	2,923,824	(148,221)
(Increase) decrease in inventories	(75,732)	69
(Increase) decrease in employee receivables and other
current assets	32,903	(72,295)
Decrease in restricted cash	190,877	-
(Decrease) increase in accounts payable,
accrued liabilities and income taxes payable	(1,670,874)	53,836
(Decrease) in customer deposits	(390,151)	-

Net Cash (Used In) Provided by Operating
Activities	(204,288)	17,734

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,179)	(87,698)
Proceeds from sale of fixed assets	5,217	-
Proceeds from sale of marketable securities	78,101	-
Repayment of loans by employees	-	7,587
Advances on note receivable	-	(500,000)

Net Cash Provided by (Used In) Investing Activities	46,139	(580,111)

Cash flows from financing activities:
Proceeds from loans	1,080,745	-
Repayment of debt - related parties	-	(18,233)
Repayment of debt	(1,260,028)	(1,905)

Net Cash (Used In) Financing Activities	(125,333)	(20,138)

Effect of exchange rate changes on cash	(7,810)	(35,190)

Net (decrease) in cash	(291,292)	(617,705)

Cash and cash equivalents - Beginning of period	647,861	1,334,738

Cash and cash equivalents - End of period	$356,569	$717,033

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Six Months Ended
	June 30,
	2010	2009

Supplemental disclosure cash flow information:

Cash paid for interest	$127,962	$844

Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 were derived from audited financial statements.

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

On August 3, 2010, the Company entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation, (“Stipula Financial”), pursuant to which Stipula Financial agreed to purchase from the Company eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale of the Company’s 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,413,400 shares of the Company’s common stock.  The closing will be consummated during the third quarter of 2010.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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
JUNE 30, 2010

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

b) On February 20, 2010, the Company acquired 20% of the outstanding common stock of Genesis held by the noncontrolling interests in exchange for 1,250,000 shares of common stock of Emerging Media Holdings, Inc., valued at $500,000, the fair value of the common stock at the date of issuance.  The purchase has been accounted for as an equity transaction in accordance with ASC 840-10-45-23, "Business Combinations".  The noncontrolling interest and other comprehensive income has been reduced by $347,399 and credited to the equity of EMH.

c) On August 3, 2010, the Company entered into an agreement to sell its 80% interest in Genesis.  The consideration for the sale was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,413,400 shares of the Company’s common stock.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

d) On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L. (LLC) (“Media Top Prim”), located in Moldova, for 1 million shares of the Company’s preferred stock of a class and series to be authorized, valued at $4.0 million.  The preferred shares are convertible into common shares on a 1:1 basis after a holding period of one year.  Media Top Prim’s primary activities are in radio and television broadcasting.  Media Top Prim earns its revenues primarily through advertisement sales.  Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013.  The purchase price was allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim and Genesis are included in the Company’s consolidated financial statements from the date of their acquisitions.

The following unaudited pro forma summary of results of operations assume Genesis had been acquired as of January 1, 2009:

Six Months
Ended
June 30, 2009
Net sales	$4,320,795
Net loss	(631,829)
Loss per share -	-
diluted	$(0.03)

The information above is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of January 1, 2009.  Such information should not be construed as a representation of the future results of operations of the Company.

3.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share.  For the six and three months ended June 30, 2010 and 2009, there were -0- and 1,000,000 shares, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic	18,205,778	16,303,000	18,553,000	16,303,000

Potential shares	-	1,000,000	-	1,000,000

Fully diluted	18,205,778	17,303,000	18,553,000	17,303,000

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

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

As of June 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2010 and 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Assets at Fair Value as of June 30, 2010 and December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
June 30, 2010
Cash and cash equivalents	$356,569	$356,569	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Restricted cash	530,011	530,011	-	-
Total	$1,136,580	$886,580	$-	$250,000
December 31, 2009
Cash and cash equivalents	$647,861	$647,861	$-	$-
Held-to-maturity securities	328,801	-	-	328,801
Restricted cash	720,888	720,888	-	-
Total	$1,697,550	$1,368,749	$-	$328,801

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of June 30, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  On August 3, 2010, the Company entered into an agreement to sell its Genesis subsidiary.  Management determined the triggering event will not have a material effect on the value of its goodwill connected to the Genesis acquisition.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The joint venture shall make annual distributions to the joint venture partners.  The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year.  The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital.  For the six months ended June 30, 2010 and 2009, no distributions were made.

As of June 30, 2010, Alkasar had assets of $335,352 and liabilities of $293,058.

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

Other intangibles include the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $28,408 and $28,408, for the six months ended June 30, 2010 and 2009, respectively.

The changes in the carrying value of goodwill for the six months ended June 30, 2010 is as follows:

Total

Balance, December 31, 2009	$7,510,892

Adjustment	-

Balance, June 30, 2010	$7,510,892

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  On August 3, 2010, the Company entered into an agreement to sell its Genesis subsidiary.  Management determined the triggering event will not have a material effect on the value of its goodwill connected to the Genesis acquisition.

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

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The components of intangible assets other than goodwill are as follows:

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$118,367	$348,000	$89,959

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2010	24,857
2011	49,714
2012	49,714
2013	49,714
2014	49,714

7.              MARKETABLE SECURITIES

At June 30, 2010 and December 31, 2009, marketable securities have a cost and estimated fair value of $250,000 and $328,801, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  During the first quarter of 2010, bonds in the amount of $78,801 matured and were not renewed.  The balance of the bonds mature in September 2010.

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

9.              INVENTORIES

In accordance with FASB ASC 360-15-35, "Impairment or Disposal of Long-Lived Assets", ("ASC 360-15"), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, inventory consists of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$103,908	$94,315
Capitalized costs	168,626	186,249
Advance payments to contractors	57,305	28,168
	$329,839	$308,732

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

10.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	June 30,	December 31,
	2010	2009
Machinery and equipment	$3,211,048	$3,094,484
Transportation equipment	514,563	602,929
Building and building improvements	23,377	21,187
	3,748,988	3,718,600
Less accumulated depreciation	1,132,819	824,765
	$2,616,169	$2,893,835

Depreciation expense for the six months ended June 30, 2010 and 2009 totalled $308,054 and $29,080, respectively.

11.              RESTRICTED CASH

Restricted cash are the guarantees for the work performed by the Company.  The performance guarantees range between 5% and 10% of the contract price.  The warranty period can be as long as sixty months but amounts are released on a predetermined schedule.  Restricted cash as of June 30, 2010 and 2009 amounted to $530,011 and $720,888, respectively.

12.             NOTES PAYABLE

Notes payable balance as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Note payable to Romanian International Bank,	$1,025,347	$1,165,087
interest @ 20.5%, due February 2011 (1)

Note payable to IPA, interest @ 5%, due	471,595	471,595
upon demand (2)
	1,496,942	1,636,682
Less: Current portion	1,496,942	471,595
	$-	$1,165,087

(1)	The note payable is collateralized by equipment owned by the Company with a book value of approximately $1.5 million and cash flow of one of the Company's current projects.

(2)	Note payable in connection with the acquisition of 60% of Genesis.

Interest expense related to Notes Payable for the six months ended June 30, 2010 and 2009 amounted to $125,460 and $-0-, respectively.

The following table shows the maturities by year of the total amount of notes payable at June 30, 2010:

Year ending December 31,
2010	$471,595
2011	1,025,347
$1,496,942

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

13.              CAPITALIZED LEASE OBLIGATIONS

Property under lease:

	June 30,	December 31,
	2010	2009
Equipment	$337,818	$237,818
Less: Accumulated depreciation	42,692	23,526
	$295,126	$214,292

The following is a schedule of minimum future lease payments required as of June 30, 2010, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Fiscal year ending:
2010	$80,116
2011	47,900
2012	11,874
2013	-
2014	-
Thereafter	-
Total minimum lease payments	139,890
Less current representing interest	29,657
Present value of net minimum
lease payment	110,233
Less current obligations	96,195
Long-term obligations	$14,038

Interest expense related to Capitalized Lease Obligations for the six months ended June 30, 2010 and 2009 was $2,502 and $390, respectively.

14.              NONCONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810.

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.

	June 30,	December 31,
	2010	2009
Balance at beginning of period	$635,888	$-

Noncontrolling interest from the acquisition of
60% of Genesis International S.A. in 2009	-	587,230

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	(317,944)	-

Noncontrolling interest share of income (loss)	(278,456)	48,658

Balance at end of period	$39,488	$635,888

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

16.              STOCKHOLDERS' EQUITY

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of June 30, 2010, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of June 30, 2010, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to June 30, 2010.

17.              DISCONTINUED OPERATIONS

On August 3, 2010, the Company entered into an agreement to sell its 80% owned subsidiary, Genesis.  The Company will receive 8,413,400 shares of its common stock from certain of its shareholders as proceeds in connection with the sale.  Any gain or loss upon the sale will be recognized in the quarter ending September 30, 2010.

The operating results of Genesis have been classified as discontinued operations and are summarized as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	$283,333	$-	$283,333	$-

Loss before income tax benefit	(1,477,882)	-	(1,150,207)	-

Loss from discontinued operations	(1,477,882)	-	(1,150,207)	-

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Details of balance sheet items for Genesis are summarized below:

	June 30,	December 31,
	2010	2010
Cash	$16,643	$257,873
Accounts receivable	277,222	3,289,029
Inventories	301,960	295,427
Other current assets	136,644	169,545
Total Current Assets	$732,469	$4,011,874

Property, plant and equipment	$2,107,138	$2,259,778
Restricted cash	530,011	720,888
Total Non-Current Assets	$2,637,149	$2,980,666

Current portion of long-term debt	$1,025,347	$-
Accounts payable	1,725,214	3,732,076
Accrued expenses	418,508	776,328
Total Current Liabilities	$3,169,069	$4,508,404

Long-term debt	$14,038	$1,179,125

Minority interests	$18,321	$635,888

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

18.              BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by geographical area and industry segment.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenue by Geographic Areas:
United States	$-	$-	$-	$-
Europe	1,439,094	1,218,205	839,655	629,399
	$1,439,094	$1,218,205	$839,655	$629,399

Net Revenue by Industry Segment:
Media	$1,439,094	$1,218,205	$839,655	$629,399
Road construction	-	-	-	-
	$1,439,094	$1,218,205	$839,655	$629,399

Income (loss) From Operations:
Media	$(88,128)	$16,132	$102,116	$205,327
Road construction	-	-	-	-
	$(88,128)	$16,132	$102,116	$205,327

Total Assets:	June 30, 2010	December 31, 2009
United States	$308,821	$1,082,322
Europe	12,313,457	15,334,630
	$12,622,278	$16,416,952

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

19.             COMMITMENTS AND CONTINGENCIES

a)	Contracts

1) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC “NTV” and JSC “NTV-Mir” owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $458,532 per year. For the six months ended June 30, 2010 and 2009, the Company expensed $229,266 and $153,566, respectively.

2) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $378,400 in 2010. For the six months ended June 30, 2010 and 2009, the Company expensed $189,200 and $129,000, respectively.

20.            LEGAL PROCEEDINGS

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

On August 3, 2010, the Company entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation, (“Stipula Financial”), pursuant to which Stipula Financial agreed to purchase from the Company eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale of the Company’s 80% interest in Genesis under the Purchase Agreement is the assignment and transfer to the Company by certain of the Company’s shareholders of 8,413,400 shares of the Company’s common stock.  The closing will be consummated during the third quarter of 2010.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the six months ended June 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Trends Affecting our Business

The Company believes the key factors affecting the Company's first quarter 2010 and/or future results include the following:

•
The Company's media business revenues were stagnant during the first six months of 2010 due to late planning of advertising budgets by our larger clients.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the first quarter and the Company expects growth throughout the year.

•
The Company's media business operations were impacted during the first six months due to increased costs as the media business increased focus on the production of high quality broadcasting, which required purchases of more expensive services.

•	The Company's media business experienced increased competition from new TV channels during the first six months of 2010 that may affect future operations throughout 2010.

Results of Operations

Six Months ended June 30, 2010 compared to the Six Months ended June 30, 2009.

REVENUES. Revenues from continuing operations for the six month period ended June 30, 2010, increased by $220,889 or 18% to $1,439,094 as compared to $1,218,205 during the comparable period of 2009. Overall growth of our media business was primarily stagnant during the first quarter of 2010 due to the late planning of advertising budgets by our larger clients.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the first quarter of 2010.  Revenues from the discontinued operations of Genesis subsidiary were $283,333 for the six month period ended June 30, 2010.

COST OF SALES. Cost of sales from continuing operations for our media business increased by approximately $360,021 or 55% to $1,012,432 for the six month period ending June 30, 2010, from $652,411 for the comparable period in 2009.  The increase is primarily attributable to increases in retransmitting rights from NTV and TNT Russian channels.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses decreased by $34,872 or 6.3% to $514,790 for the six month period ending June 30, 2010 from $549,662 for the comparable period in 2009.

LOSS FROM OPERATIONS.  As a result of the launch of the new project, the loss from media operations for the six months ended June 30, 2010 was $79,531 as compared to a profit of $126,857 for the comparable period in 2009. For Genesis, the loss from operations for the first six months of 2010 was $1,477,882.

OTHER ITEMS. Other income decreased from $111,569 in the six months ended June 30, 2009 to $8,597 in the current period.  The decrease is primarily due to less interest income earned on cash balances.

INCOME TAXES. Income taxes were not provided for the periods ended June 30, 2010 and June 30, 2009 as the Moldovan tax rate was 0% for 2009 and the Company incurred losses during 2010.

Three Months ended June 30, 2010 compared to the Three Months ended June 30, 2009.

REVENUES. Revenues from continuing operations for the three month period ended June 30, 2010, increased by $210,256 or 17% to $839,655 as compared to $629,399 during the comparable period of 2009.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the first quarter of 2010.  Revenues from the discontinued operations of Genesis subsidiary were $283,333 for the three month period ended June 30, 2010.

COST OF SALES. Cost of sales from continuing operations for our media business increased by approximately $126,585 or 19% to $490,500 for the three month period ending June 30, 2010, from $363,915 for the comparable period in 2009.  The increase is primarily attributable to increases in retransmitting rights from NTV and TNT Russian channels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses increased by $186,882 or 34% to $247,039 for the three month period ending June 30, 2010 from $60,157 for the comparable period in 2009.  The increase is primarily attributable to increases in professional fees and office support expenses in connection with the new studio at TV7 and new office space at TNT.

LOSS FROM OPERATIONS.  We had earnings from media operations of $105,350 for the three months ended June 30, 2010 as compared to earnings of $260,498 for the comparable period in 2009. For Genesis, the loss from discontinued operations for the three month period ended June 30, 2010 was $1,150,207.

OTHER ITEMS. Other income decreased from $55,321 in the three months ended June 30, 2009 to $3,234 in the current period.  The decrease is primarily due to less interest income earned on cash balances.

INCOME TAXES. Income taxes were not provided for the periods ended June 30, 2010 and June 30, 2009 as the Moldovan tax rate was 0% for 2009 and the Company used net operating loss carry forward in 2010.

LIQUIDITY AND CAPITAL RESOURCES

In October 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA International Project Establishment. The consideration paid by the Company for the acquisition of Genesis was approximately $4,800,000.  The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Genesis are included in the consolidated financial statements from October 1, 2009. In February 2010, the Company acquired an additional 20% of the outstanding common stock of SC Genesis International S.A. held by the noncontrolling interests in exchange for 1,250,000 shares of common stock of the Company, valued at $500,000, the fair value of the common stock at the date of issuance.  As of June 30, 2010, the Company owned 80% of SC Genesis International S.A. On August 3, 2010, the Company entered into an agreement for the purchase by a third party of the eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale is the assignment and transfer to the Company by certain of the Company’s shareholders of 8,413,400 shares of the Company’s common stock.  The closing will be consummated during the third quarter of 2010.

During the first six months of 2010, the Company has funded its capital requirements primarily through operating activities.  As of June 30, 2010 the Company had a cash balance of $356,569. This compares with a cash balance of $647,861 at December 31, 2009.  The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.

The Company had a working capital deficiency of approximately $2.1 million and a stockholders’ equity of approximately $8.7 million as of June 30, 2010.  Cash and cash equivalents decreased approximately $291,000 for the six months ended June 30, 2010.  The decrease is primarily attributable to net cash used in operations of $204,288 and net repayments of debt of $125,333, offset by proceeds from the sale of marketable securities of $78,101.

Accounts receivable, net of allowances, were $663,344 at June 30, 2010 as compared to $3,578,358 at December 31, 2009.  The decrease is primarily due to increased collection as the economy has improved in Eastern Europe.

Accounts payable and accrued expenses were $2,091,696 as of June 30, 2010 as compared to $4,151,982 at December 31, 2009.  The decrease is primarily attributable to funds collected from outstanding receivables used to pay down current payables.

Customer deposits were $162,700 as of June 30, 2010 as compared to $552,851 at December 31, 2009.  The decrease is primarily due to completed projects in 2010 that enabled the Company to apply customer deposits against receivables.

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

ITEM 4T. Controls and Procedures.

As of June 30, 2010, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

EMERGING MEDIA HOLDINGS, INC. (Registrant)

Date: August 16, 2010	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Executive Officer and Chief Financial Officer