Form 10-Q
period 2010-09-30
EMERGING MEDIA HOLDINGS INC
filed 2010-11-15
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-52408

EMERGING MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	13-1026995
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1809 E. BROADWAY ST., SUITE 175, OVIEDA, FLORIDA	32765
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

As of November 10, 2010, there were 12,250,922 shares of Common Stock, $0.001 par value, outstanding.

Emerging Media Holdings, Inc. and Subsidiaries

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2010
	and December 31, 2009 (unaudited)	2

	Consolidated Statements of Operations for the
	Nine and Three Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Nine and Three Months ended September 30, 2010 and 2009 (unaudited)	4

	Consolidated Statement of Stockholders' Equity for the Period Ended September 30, 2010 (Unaudited)	5

	Statement of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6-7

	Notes to Unaudited Financial Statements	8-20

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	25

Signatures		25

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

The results of operations for the nine and three months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$263,978	$647,861
Marketable securities	250,000	328,801
Accounts receivable - net of allowance for doubtful accounts of $5,000
and $246,000	496,594	3,578,358
Inventories	19,244	308,732
Employee receivables and other current assets	201,321	169,544

Total Current Assets	1,231,137	5,033,296

Property, plant and equipment, net	81,602	2,893,835
Restricted cash	-	720,888
Intangible assets - net	215,429	258,041
Goodwill	3,639,645	7,510,892

TOTAL ASSETS	$5,167,813	$16,416,952

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$471,595
Accounts payable	108,217	3,772,888
Accrued expenses	91,184	374,094
Capitalized lease obligations	2,953	81,788
Customer deposits	20,909	552,851

Total Current Liabilities	223,263	5,253,216

LONG-TERM LIABILITIES:
Notes payable - less current portion above	-	1,165,087
Capitalized lease obligations - less current portion above	-	14,038

Total Long-Term Liabilities	-	1,179,125

TOTAL LIABILITIES	223,263	6,432,341

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 12,250,920 and 17,303,000 shares issued
at September 30, 2010 and December 31, 2009	12,168	17,303
Additional paid-in-capital	5,670,649	9,026,003
Retained earnings (deficit)	(827,681)	721,510
Accumulated other comprehensive income (loss)	56,011	(406,856)
Less: Cost of common stock in treasury, 9,800 shares	(9,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity	4,901,910	9,348,723

Noncontrolling interest	42,640	635,888
Total Equity	4,944,550	9,984,611

TOTAL LIABILITIES AND EQUITY	$5,167,813	$16,416,952

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Nine Months Ended September 30,		Fosr The Three Months Ended September 30,
	2010	2009	2010	2009
Revenues	$2,223,779	$1,745,928	$784,685	$527,723

Costs and expenses:
Cost of sales	1,520,750	1,058,680	508,318	406,269
Selling, general and administrative expenses	772,970	770,839	258,755	221,177
	2,293,720	1,829,519	767,073	627,446

Income (loss) from operations	(69,941)	(83,591)	17,612	(99,723)

Other income (expense):
Interest expense	(850)	(1,969)	(275)	(1,125)
Other income (principally interest income)	11,760	194,627	3,163	83,058
	10,910	192,658	2,888	81,933

Earnings (loss) from continuing operations before	(59,031)	109,067	20,500	(17,790)
provision for income taxes

Provision for income taxes	-	-	-	-

Earnings (loss) from continuing operations	(59,031)	109,067	20,500	(17,790)

Discontinued operations (Note 18):
Gain on sale of SC Genesis
International S.A.	109,016	-	109,016	-
Loss from operations of SC Genesis
International S.A.	(1,945,670)	-	(467,788)	-
	(1,836,654)	-	(358,772)	-

Net earnings (loss)	(1,895,685)	109,067	(338,272)	(17,790)

Less: Net earnings (loss) attributable to the
noncontrolling interest	(346,494)	-	(68,038)	-

Net earnings (loss) attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$(1,549,191)	$109,067	$(270,234)	$(17,790)

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - basic	$(0.00)	$0.01	$0.00	$(0.00)

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - basic	$(0.10)	$0.00	$(0.02)	$0.00

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - diluted	$(0.00)	$0.01	$0.00	$(0.00)

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - diluted	$(0.10)	$0.00	$(0.02)	$0.00

Weighted average common shares - basic	17,814,711	16,303,000	17,041,557	16,303,000

Weighted average common shares - diluted	17,814,711	17,303,000	17,041,557	17,303,000

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Net earnings (loss)	$(1,895,685)	$109,067

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	216,184	(97,160)

Comprehensive income (loss)	(1,679,501)	11,907

Comprehensive income (loss) attributable to noncontrolling
interest	(346,494)	-

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(1,333,007)	$11,907

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

									Accumulated
			Preferred Stock		Common Stock			Retained	Other
		Comprehensive	Number of		Number of		Additional Paid	Earnings	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Income (Loss)	Stock	Interest
Balance, January 1, 2009	$9,890,609		1,000,000	$4,000,000	16,303,000	$16,303	$5,027,003	$693,547	$162,993	$(9,237)	$-

Conversion of preferred stock	-		(1,000,000)	(4,000,000)	1,000,000	1,000	3,999,000

Noncontrolling interest	587,230										587,230

Net earnings year ended
December 31, 2009	76,621	$76,621						27,963			48,658

Currency translation	(569,849)	(569,849)							(569,849)

Comprehensive loss		$(493,228)

Balance, December 31, 2009	9,984,611		-	-	17,303,000	17,303	9,026,003	721,510	(406,856)	(9,237)	635,888

Issuance of common stock
for acquisition					1,250,000	1,250	346,149		(29,455)		(317,944)

Sale of SC Genesis
International S.A.	(3,377,560)				(8,443,900)	(8,444)	(3,369,116)

Non-cash based compensation	17,000				100,000	17	16,983

1:5 Forward split adjustment					2,041,820	2,042	(2,042)

Adjustment to noncontrolling interest
for sale of SC Genesis
International S.A.	-						(347,328)		276,138		71,190

Net loss nine months ended
September 30, 2010	(1,895,685)	$(1,895,685)						(1,549,191)			(346,494)

Currency translation	216,184	216,184							216,184

Comprehensive loss		$(1,679,501)

Balance, September 30, 2010	$4,944,550		-	$-	12,250,920	$12,168	$5,670,649	$(827,681)	$56,011	$(9,237)	$42,640

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(1,895,685)	$109,067
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	574,514	86,645
Non-cash compensation	5,667	-
Loss (gain) on disposition of subsidiary	(109,016)	-
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	2,931,046	(181,072)
(Increase) decrease in inventories	(396)	158
(Increase) in employee receivables and other
current assets	(138,703)	(68,285)
Decrease in restricted cash	286,979	-
(Decrease) increase in accounts payable,
accrued liabilities and income taxes payable	(1,663,742)	23,387
(Decrease) in customer deposits	(395,818)	-

Net Cash (Used In) Provided by Operating
Activities	(405,154)	(30,100)

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,179)	(84,042)
Cash given upon sale of Genesis	(33,909)	-
Proceeds from sale of marketable securities	78,101	(80,066)
Repayment of loans by employees	-	9,755
Advances on note receivable	-	(500,000)

Net Cash Provided by (Used In) Investing Activities	7,013	(654,353)

Cash flows from financing activities:
Proceeds from loans	1,215,465	1,000
Repayment of debt - related parties	-	(48,123)
Repayment of debt	(1,206,078)	(3,929)

Net Cash Provided by (Used In) Financing Activities	9,387	(51,052)

Effect of exchange rate changes on cash	4,871	(33,678)

Net (decrease) in cash	(383,883)	(769,183)

Cash and cash equivalents - Beginning of period	647,861	1,334,738

Cash and cash equivalents - End of period	$263,978	$565,555

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2010	2009

Supplemental disclosure cash flow information:

Cash paid for interest	$167,965	$1,989

Cash paid for income taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2010 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Emerging Media Holdings, Inc. (the "Company" or "EMH") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.

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

On August 3, 2010, the Company entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation, (“Stipula Financial”), pursuant to which Stipula Financial agreed to purchase from the Company eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale of the Company’s 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,443,900 shares of the Company’s common stock.  The closing was consummated on September 10, 2010.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

c) On August 3, 2010, the Company entered into an agreement to sell its 80% interest in Genesis.  The consideration for the sale was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,443,900 shares of the Company’s common stock.  The Company recorded a gain on the sale of Genesis of approximately $109,000 which is included in discontinued operations in the Company’s consolidated statement of operations for the nine months ended September 30, 2010.

d) On May 2, 2008, the Company acquired the common stock of Media Top Prim S.R.L. (LLC) (“Media Top Prim”), located in Moldova, for 1,000,000 shares of the Company’s preferred authorized by the Company and designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  Media Top Prim’s primary activities are in radio and television broadcasting.  Media Top Prim earns its revenues primarily through advertisement sales.  Media Top Prim was granted a broadcasting license on April 24, 2007 which extends to April 24, 2013.  The purchase price was allocated to both tangible and intangible assets and liabilities based on estimated fair values after considering an independent formal appraisal.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of operations of Media Top Prim is included in the Company’s consolidated financial statements from the date of acquisition as part of continuing operations.  The operations of Genesis are included in discontinued operations.

3.   EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share.  For the nine and three months ended September 30, 2010 and 2009, there were -0- and 1,000,000 shares, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic	17,814,711	16,303,000	17,041,557	16,303,000

Potential shares	-	1,000,000	-	1,000,000

Fully diluted	17,814,711	17,303,000	17,041,557	17,303,000

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -  Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2010 and 2009 except for the restricted cash which was transferred out in connection with the sale of Genesis.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Assets at Fair Value as of September 30, 2010 and
		December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Cash and cash equivalents	$263,928	$263,928	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Restricted cash	-	-	-	-
Total	$513,928	$263,928	$-	$250,000
December 31, 2009
Cash and cash equivalents	$647,861	$647,861	$-	$-
Held-to-maturity securities	328,801	-	-	328,801
Restricted cash	720,888	720,888	-	-
Total	$1,697,550	$1,368,749	$-	$328,801

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of September 30, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  On September 10, 2010, the Company consummated the sale of its Genesis subsidiary.  The triggering event did not have a material effect on the value of its goodwill connected to the Genesis acquisition.

 5.   JOINT VENTURE

In August 2008, the Company announced the creation of a new advertising company, Alkasar Media Services S.R.L. ("Alkasar").  The Company and Alkasar Region LLC have agreed to become partners to promote new advertising technologies in Republic of Moldova in the media buying business, each owning a 50% interest in the joint venture.

The joint venture has been funded through the initial share capital from each of the investors.  If additional capital is needed, the joint venture will raise the additional capital from contributions in share capital or loans from the shareholders.  If one shareholder does not want to fund the joint venture, it is not obligated to invest the money.

The joint venture shall make annual distributions to the joint venture partners.  The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year.  The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital.  For the nine months ended September 30, 2010 and 2009, no distributions were made.

As of September 30, 2010, Alkasar had assets of $385,622 and liabilities of $299,893.

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

Other intangibles include the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $42,612 and $42,612, for the nine months ended September 30, 2010 and 2009, respectively.

The changes in the carrying value of goodwill for the nine months ended September 30, 2010 is as follows:

Total

Balance, December 31, 2009	$7,510,892

Adjustment for the sale of
SC Genesis International S.A.	(3,871,247)

Balance, September 30, 2010	$3,639,645

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

The components of intangible assets other than goodwill are as follows:

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$132,571	$348,000	$89,959

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2010	$12,429
2011	49,714
2012	49,714
2013	49,714
2014	49,714

7.    MARKETABLE SECURITIES

At September 30, 2010 and December 31, 2009, marketable securities have a cost and estimated fair value of $250,000 and $328,801, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  During the first quarter of 2010, bonds in the amount of $78,801 matured and were not renewed.  The balance of the bonds mature in March 2011.

8.    INVENTORIES

In accordance with FASB ASC 360-15-35, "Impairment or Disposal of Long-Lived Assets", ("ASC 360-15"), the Company records impairment losses on inventory related to projects under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, inventory consists of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$19,244	$94,315
Capitalized costs	-	186,249
Advance payments to contractors	-	28,168
	$19,244	$308,732

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	September 30,	December 31,
	2010	2009
Machinery and equipment	$713,207	$3,094,484
Transportation equipment	-	602,929
Building and building improvements	-	21,187
	713,207	3,718,600
Less accumulated depreciation	631,605	824,765
	$81,602	$2,893,835

Depreciation expense from continuing operations for the nine months ended September 30, 2010 and 2009 totalled $43,372 and $44,033, respectively.

10.      NOTES PAYABLE

Notes payable balances as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Note payable to Romanian International Bank,	$-	$1,165,087
interest @ 20.5%, due February 2011 (1)

Note payable to IPA, interest @ 5%, due	-	471,595
upon demand (2)
	-	1,636,682
Less: Current portion	-	471,595
	$-	$1,165,087
(1)	The note was eliminated in connection with the sale of Genesis.

(2)	Note payable in connection with the acquisition of 60% of Genesis. The note was eliminated in connection with the sale of Genesis.

Interest expense from continuing operations related to Notes Payable for the nine months ended September 30, 2010 and 2009 amounted to $-0- and $-0-, respectively.

The following table shows the maturities by year of the total amount of notes payable at September 30, 2010:

Year ending December 31,
2010	$-
2011	-
$-

11.          CAPITALIZED LEASE OBLIGATIONS

Property under lease:
	September 30,	December 31,
	2010	2009
Equipment	$12,778	$237,818
Less: Accumulated depreciation	11,713	23,526
	$1,065	$214,292

The following is a schedule of minimum future lease payments required as of September 30, 2010, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Fiscal year ending:
2010	$1,239
2011	2,064
Total minimum lease payments	3,303
Less amount representing interest	350
Present value of net minimum
lease payment	2,953
Less current obligations	2,953
Long-term obligations	$-

Interest expense from continuing operations related to Capitalized Lease Obligations for the nine months ended September 30, 2010 and 2009 was $850 and $1,969, respectively.

12.          NONCONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810.

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.

	September 30,	December 31,
	2010	2009
Balance at beginning of period	$635,888	$-

Noncontrolling interest from the acquisition of
60% of Genesis International S.A. in 2009	-	587,230

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	(317,944)	-

Adjustment for sale of 80% of Genesis	71,190	-

Noncontrolling interest share of income (loss)	(346,494)	48,658

Balance at end of period	$42,640	$635,888

The loss for 2008 of Alkasar exceeded the capital of the third party.  Losses are only allocable to the extent of capital.  Any excess losses are absorbed by the Company.  In future periods, net income has been allocated to previous unallocated losses before being allocated to third party interests.

13.          INCOME TAXES

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

14.          STOCKHOLDERS' EQUITY

 Common Stock

On September 15, 2010, the Company approved a 20% stock dividend for the holders of common stock consisting of one share for each of five shares held of record or the September 15, 2010 record date.

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of September 30, 2010, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of September 30, 2010, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to September 30, 2010.

15.          DISCONTINUED OPERATIONS

On September 10, 2010, the Company consummated the sale of its 80% owned subsidiary, Genesis.  The Company received 8,443,900 shares of its common stock, valued at $3,377,560, from certain of its shareholders as proceeds in connection with the sale.  A gain of approximately $109,000 was recognized in connection with the sale.

The operating results of Genesis have been classified as discontinued operations and are summarized as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	$569,698	$-	$286,365	$-

Loss before income tax benefit	(1,945,670)	-	(467,788)	-

Loss from discontinued operations	(1,945,670)	-	(467,788)	-

Details of balance sheet items for Genesis are summarized below:

	September 30,	December 31,
	2010	2009
Cash	$-	$257,873
Accounts receivable	-	3,289,029
Inventories	-	295,427
Other current assets	-	169,545
Total Current Assets	$-	$4,011,874

Property, plant and equipment	$-	$2,259,778
Restricted cash	-	720,888
Total Non-Current Assets	$-	$2,980,666

Current portion of long-term debt	$-	$-
Accounts payable	-	3,732,076
Accrued expenses	-	776,328
Total Current Liabilities	$-	$4,508,404

Long-term debt	$-	$1,179,125

Minority interests	$-	$635,888

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Revenue by Geographic Areas:
United States	$-	$-	$-	$-
Europe	2,223,779	1,745,928	784,685	527,723
	$2,223,779	$1,745,928	$784,685	$527,723

Net Revenue by Industry Segment:
Media	$2,223,779	$1,745,928	$784,685	$527,723
Road construction	-	-	-	-
	$2,223,779	$1,745,928	$784,685	$527,723

Income (loss) From Continuing Operations:
Media	$(69,941)	$(83,591)	$17,612	$(99,723)
Road construction	-	-	-	-
	$(69,941)	$(83,591)	$17,612	$(99,723)

Total Assets:	September 30, 2010	December 31, 2009
United States	$326,106	$1,082,322
Europe	4,841,707	15,334,630
	$5,167,813	$16,416,952

17.           COMMITMENTS AND CONTINGENCIES

a)	Contracts

1) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC “NTV” and JSC “NTV-Mir” owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2010 and the Company will pay $229,333 per year. For the nine months ended September 30, 2010 and 2009, the Company expensed $207,764 and $138,667, respectively.

2) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $189,200 in 2010. For the nine months ended September 30, 2010 and 2009, the Company expensed $145,233 and $118,667, respectively.

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

Overview

Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiaries, IM “Media Alianta” SRL  (formerly SC “Cabavarum” SRL), SA “Analytic Media Group”, ("AMG"), ICS “Media Top Prim SRL”, and ICS “Alkasar Media Services SRL. Following the sale of the Company’s interest in SC Genesis International S.A. in September 2010, all subsidiaries' operations and assets are located in the Republic of Moldova. Through its Moldova subsidiaries, the Company's primary activities are in radio and television broadcasting.

Sale of SC Genesis International S.A.

We had acquired in the fourth quarter of 2009 and the first quarter of 2010 eighty (80%) of the outstanding shares of SC Genesis International S.A., a joint stock company incorporated under the laws of Romania (“Genesis”), for $4,800,000, and the issuance of 1,250,000 shares of our common stock. Genesis has, as its principal business, the construction of roads and highways. On August 3, 2010, we entered into an agreement with Stipula Financial Inc., a British Virgin Islands corporation (“Stipula Financial”), pursuant to which the Stipula Financial agreed to purchase from us the eighty (80%) percent of the outstanding shares of Genesis that we owned. The closing of the sale of our interest in Genesis took place on September 10, 2010, in exchange for the assignment and transfer to us of 8,443,900 shares of our common stock by existing shareholders of our company.  Following the return of the 8,443,900 shares of common stock to our treasury, we had 10,209,100 shares of common stock outstanding as of the date of this report.

Stock Dividend

The Company distributed a 20% stock dividend to the holders of its common stock of record on September 15, 2010.  Following the distribution of the stock dividend as of November 15, 2010, we have 12,250,922 shares of common stock outstanding.

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Trends Affecting our Business

The Company believes the key factors affecting the Company's first quarter 2010 and/or future results include the following:

•
The Company's media business revenues increased during the first nine months of 2010 due to increase of the number of international companies placing TV advertising through its 50%-owned subsidiary Alkasar Media Services. The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the first quarter and the Company expects growth throughout the year.

•
The number of international companies placing TV advertising through its 50%-owned subsidiary Alkasar Media Services increased by 100% to a current total of 26 companies, significantly increasing its client base in this segment. New clients that recently signed annual budget contracts with Alkasar include Reckitt Benckiser,  Henkel, Nestle, Unilever, Danone and Benneton. Alkasar, which has an affiliate relationship with JSC Gazprom-Media, accounted for 30% of Emerging Media Holdings total revenue for the first six months of 2010, a significant jump from 10% for all of 2009.  Alkasar Media anticipates continued substantial growth in this key segment for the year 2011.

•
The Company's media business operations were impacted during the first nine months due to increased costs as the media business increased focus on the production of high quality broadcasting, which required purchases of more expensive services.

•	The Company's media business experienced increased competition from new TV channels during the first nine months of 2010 that may affect future operations throughout 2010.

Results of Operations

Nine Months ended September 30, 2010 compared to the Nine Months ended September 30, 2009.

REVENUES. Revenues from continuing operations for the nine month period ended September 30, 2010, increased by $477,851 or 27% to $2,223,779 as compared to $1,745,928 during the comparable period of 2009. Overall growth of our media business was primarily stagnant during the first quarter due to the late planning of advertising budgets by our larger clients.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the quarter.  Revenues from the discontinued operations of Genesis subsidiary were $569,698 for the nine month period ended September 30, 2010.

COST OF SALES. Cost of sales from continuing operations for our media business increased by approximately $462,000 or 43% to $1,520,750 for the nine month period ending September 30, 2010, from $1,058,680 for the comparable period in 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses increased by $2,131 or 0.2% to $772,970 for the nine month period ending September 30, 2010 from $770,839 for the comparable period in 2009.

LOSS FROM OPERATIONS.  As a result of the launch of the new project, the loss from media operations for the nine months ended September 30, 2010 was $(59,031) as compared to earnings of $109,067 for the comparable period in 2009. For Genesis, the loss from discontinued operations for the first nine months of 2010 was $1,945,670.

OTHER ITEMS. Other income decreased from $194,627 in the nine months ended September 30, 2009 to $11,760 in the current period primarily due to the use of funds for the acquisition of Genesis.

INCOME TAXES. Income taxes were not provided for the periods ended September 30, 2010 and September 30, 2009 as the Moldovan tax rate was 0% for 2009 and the Company incurred losses during 2010.

Three Months ended September 30, 2010 compared to the Three Months ended September 30, 2009.

REVENUES. Revenues from continuing operations for the three month period ended September 30, 2010, increased by $256,962 or 48% to $784,685 as compared to $527,723 during the comparable period of 2009.  The major clients began to place advertising with our TV channels TNT and TV7 during the latter part of the first quarter of 2010.  Revenues from the discontinued operations of Genesis subsidiary were $286,385 for the three month period ended September 30, 2010.

COST OF SALES. Cost of sales from continuing operations for our media business increased by approximately $102,000 or 25% to $508,318 for the three month period ending September 30, 2010, from $406,269 for the comparable period in 2009.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses increased by $37,578 or 17% to $258,755 for the three month period ending September 30, 2010 from $221,177 for the comparable period in 2009.

LOSS FROM OPERATIONS.  We had earnings from media operations of $20,500 for the three months ended September 30, 2010 as compared to a loss of $(17,790) for the comparable period in 2009. For Genesis, the loss from discontinued operations for the three month period ended September 30, 2010 was $467,788.

OTHER ITEMS. Other income decreased from $83,058 in the three months ended September 30, 2009 to $3,163 in the current period due to use of funds for the acquisition of Genesis.

INCOME TAXES. Income taxes were not provided for the periods ended September 30, 2010 and September 30, 2009 as the Moldovan tax rate was 0% for 2009 and the Company incurred losses during 2010.

LIQUIDITY AND CAPITAL RESOURCES

In October 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA International Project Establishment. The consideration paid by the Company for the acquisition of Genesis was approximately $4,800,000.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Genesis were included in the consolidated financial statements from October 1, 2009. In February 2010, the Company acquired an additional 20% of the outstanding common stock of SC Genesis International S.A. held by the noncontrolling interests in exchange for 1,250,000 shares of common stock of the Company, valued at $500,000, the fair value of the common stock at the date of issuance.  On August 3, 2010, the Company entered into an agreement for the purchase by a third party of the eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,443,900 shares of the Company’s common stock.  The closing was consummated on September 10, 2010.  The Company recorded a gain on the sale of Genesis of approximately $109,000 which is included in discontinued operations in the Company’s consolidated statement of operations for the nine months ended September 30, 2010.

During the first nine months of 2010, the Company has funded its capital requirements primarily through operating activities.  As of September 30, 2010 the Company had a cash balance of $263,963. This compares with a cash balance of $647,861 at December 31, 2009.  The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.

The Company had a working capital surplus of approximately $1 million and a stockholders’ equity of approximately $4.9 million as of September 30, 2010.  Cash and cash equivalents decreased approximately $383,000 for the nine months ended September 30, 2010.  The decrease is primarily attributable to net cash used in operations of $405,154 and net repayments of debt of $1,206,078, offset by proceeds from the sale of marketable securities of $78,101 and proceeds from loans of $1,215,465.

Accounts receivable, net of allowances, were approximately $496,594 at September 30, 2010.

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

ITEM 4T. Controls and Procedures.

As of September 30, 2010, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EMERGING MEDIA HOLDINGS, INC.
(Registrant)

Date: November 15, 2010	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Executive Officer and Chief Financial Officer