Form 10-K
period 2010-12-31
EMERGING MEDIA HOLDINGS INC
filed 2011-03-31
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $887,600.

Number of shares of Common Stock outstanding as of February 23, 2011: 12,250,922 shares.

Documents incorporated by reference:  None

i

ii

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

Recent Developments

Genesis International S.A.
On October 1, 2009, we closed an acquisition of 60% of the outstanding shares of SC Genesis International SA, a joint stock company incorporated under the laws of Romania (“Genesis”).  The consideration paid by the Company for the acquisition of Genesis was $4,800,000 paid to the holder of a majority of the outstanding shares of Genesis. On February 23, 2010, we acquired an additional 20% of the outstanding shares of Genesis. On August 3, 2010, we entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation pursuant to which the Stipula Financial purchased from us eighty (80%) percent of the outstanding shares of SC Genesis. The consideration for the sale of our 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to us by certain of our stockholders of 8,443,900 shares of our common stock.

Exchange Agreement with Men’s Medical Corporation

On February 10, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 1, 2011, between the Company and Men’s Medical Corporation, a Florida corporation (“MMC”). In exchange for all of the outstanding shares of capital stock of MMC which were owned by Saddleworth Ventures, LLC, in turn owned by Chris Smith, we agreed to issue to Mr. Smith 1,000 shares of a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of a class of preferred stock to be to be authorized.  The Series A Preferred Stock will be convertible into and will vote as 25,000,000 shares of common stock, effectively giving control of our company to Chris Smith.  On February 16, 2011, we filed an Information Statement on Schedule 14C with the Securities and Exchange Commission for the authorization of the class of Preferred Stock and for a 1-for-10 reverse split of our outstanding common stock. In connection with the Exchange Agreement, Chris Smith was elected our President and Chief Executive Officer.

We entered into an Asset Purchase Agreement, dated as of February 2, 2011, and on February 5, 2011, pursuant to this Agreement, we sold three of our subsidiary companies, IM Media Alianti SRL, Analytic Media Group SA and Alkazar Media Services SRL, to our major shareholder, in exchange for 4,800,000 shares of our common stock and the assumption of liabilities associated with these subsidiaries. Under a separate Private Treaty Sale Agreement, we agreed to purchase from our major shareholder 500,000 shares of our common stock for a purchase price of $325,000, the purchase price to be paid by the deposit of $125,000 with an Escrow Agent, upon which deposit the Escrow Agent will release to the Company certificates representing 2,300,200 shares of our common stock, and a $200,000 promissory note, secured by 3,000,000 shares of our common stock on deposit with the Escrow Agent. Also on deposit with the escrow agent is a certificate for 1,600,000 shares to be released upon sale of our remaining media subsidiaries that own the TNT/Bravo channel.

All financial information is reflected in U.S. dollars, unless otherwise noted.

Our Business

Currently we continue to own 100% of the equity interests in the TNT/Bravo television channel in Chisinau, Moldova.  We intend to negotiate the sale of the remaining subsidiaries of our media business.

In February, 2011, we acquired 100% of the outstanding capital stock of MMC. With the sale of our media subsidiaries and our ongoing negotiations for the sale of the sole remaining subsidiary in this business, our Board of Directors approved the acquisition of MMC and has determined, based on the expertise of MMC management in this area, that our business model should be to establish, or identify and acquire through a business combination, one or more men’s sexual health clinic businesses. These clinics provide healthcare services for men. We plan to specialize in the treatment of erectile dysfunction and premature ejaculation. We would also provide an array of services related to the general wellness of men, including, hormone replacement therapy, weight management solutions, and diagnostic testing services. As of the date of this report, we are focusing our efforts on evaluating the start-up and identification of such a business.  As of this date, although we have preliminary financing commitments from eMedical Hub with regard to the funding for two clinics, we have not entered into any agreements relating to any such initial start-up of a clinic or any acquisition of a clinic business.

We do not intend to restrict our efforts to the establishment or acquisition of any specific type of men’s sexual health clinic business, and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire existing businesses as subsidiaries. Therefore, we have virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business that we may seek to acquire, in that such business may need additional capital, may desire to have its shares publicly traded, or may value other perceived business or financial advantages that we offer.

We anticipate that the search for a business combination will be complex and extremely risky. Due to general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to start up a medical clinic business or to provide the owners of business opportunities with any significant cash or other assets. Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

         o     available technical, financial and managerial resources;

         o     working capital and other financial requirements;

         o     history of operations, if any;

 o     prospects for the future, and the nature of present and expected competition;

         o     quality and experience of management services which may be available and the depth of that management;

         o     potential for further research, development, or exploration;

         o     potential for growth, expansion and profit; and

         o     perceived public recognition of name identification, products and services.

Our officers and directors expect to meet personally with management and key personnel of any company that we may propose to acquire or partner with as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors.

We will rely upon the efforts of our officers and directors in implementing in evaluating business opportunities. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this memorandum, we do not have any contracts or agreements with any outside consultants and none are contemplated.

Acquisition Structure

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

In some circumstances, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

Our Media Business

All of our TV production and broadcasting operations are conducted in the Republic of Moldova, which is located between Romania and Ukraine in Eastern Europe. Our media products consist of programs produced by the Russian TV channels NTV and TNT and in-house production programs. NTV is a news channel. Traditionally news programs are watched by the largest audiences. NTV is the only broadcasting company in Russia that on a daily basis prepares more than 10 news programs ( http://www.gazprom-media.com/en/tv.xml?&company_id=47). TNT channel is directed at audiences aged 18-45, which are of the greatest commercial interest for advertisers (http://www.gazprom-media.com/en/tv.xml?&company_id=49, http://tnt-online.ru/). Focusing on entertainment, "TNT-Bravo" broadcasts an optimal mix of programs that are of interest to its target audience. The split of the two TV channels content for different types of viewers allows the Company to find the best solutions to secure brand advertisers with the targeted audience.

The media revenues of the Company are dependent on advertising sales and broadcasting sponsorships.

In 2010, the TNT-Bravo channel had a 11% commercial market share for the capital of Moldova and a 4% commercial market share for the Republic of Moldova as a whole.

Competition

The channel's competition in the Moldovan broadcasting market consists of other news programs and the market share indicators (referred to sometimes as “quotas”) are based on both the number of people watching and third party ratings. Other non-state owned news channels in Moldova are NIT channel and Pro-TV channel.

On March 5, 2010, a new 24 hours news TV channel, JURNAL TV, was launched. JURNAL TV became a subscriber of AGB Nielsen Media. According to a March 13, 2010 press release, a second new 24 hours TV channel, PUPLIKA TV, will be launched. Both channels are in developmental stage which makes it difficult to predict their success.

Employees

As of December 31, 2010, our media operations employed a total of 108 employees, all of whom are full-time. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

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

General

CHANGES IN EXCHANGE RATES COULD AFFECT OUR FINANCIAL RESULTS AND MANAGEMENT'S ABILITY TO MAKE FINANCIAL PROJECTIONS.

Our current operations are conducted primarily in the Republic of Moldova. The functional currency of our subsidiaries in Moldova is the Moldova lei. This exposes us to risks associated with both foreign currency translation, and foreign currency transactions.

While the functional currency of our Moldova operating subsidiary is the lei, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of this subsidiary are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly in the financial statements and as a separate component of shareholders' equity. The amount of such gain or loss will depend in changes in the exchange rate between the lei and the U.S. dollar and the composition of our assets and liabilities in Moldova. If the U.S. dollar increases in value against this currency, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in these currencies will decrease. Conversely, if the U.S. dollar decreases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in this currency will increase.

Risks Relating to Start-Up or Acquisitions of Men’s Sexual Health Clinics

WE WILL REQUIRE FINANCING TO PROCEED WITH OUR PLANNED PROGRAM TO ACQUIRE MEN’S SEXUAL HEALTH CLINICS

We do not operate any men’s sexual health clinics at present.  We will require substantial additional financing to start up or to acquire one or more men’s sexual health clinic businesses.  Although we have certain preliminary commitments for financing for two clinics, there is no assurance that such financing will be available to us.

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFICER, AND IMPLEMENTATION OF OUR BUSINESS PLAN COULD BE SERIOUSLY HARMED IF WE LOSE THE SERVICES OF OUR CEO.

We depend heavily on the services of Mr. Chris Smith, our Chief Executive Officer and President, to identify business opportunities and to negotiate acquisition of men’s sexual health clinic businesses. We do not have a “key person” life insurance policy on Mr. Smith to cover our losses in the event of his death. There can be no assurance that our CEO will remain in his management positions with us, and the loss of his services would disrupt our proposed men’s sexual health business operations which could reduce our revenues and profits.

SPECULATIVE NATURE OF OUR OPERATIONS

The success of our plan of operation, if we complete the start-up or acquisition of another business, will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

We are and will continue to be an insignificant participant in the business of seeking acquisitions of or business opportunities relating to men’s sexual health clinics. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION

We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity not having any significant operating history or assets, or with a limited potential for earnings.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Sections 13 and 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude us from consummating an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION

If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us.

IF WE FAIL TO COMPLY WITH EXTENSIVE LAWS AND GOVERNMENT REGULATIONS GOVERNING THE OPERATION OF MEDICAL CLINICS, WE COULD SUFFER PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things,

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality of equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our facilities.

FAILURE TO COMPLY WITH LAWS GOVERNING THE TRANSMISSION AND PRIVACY OF HEALTH INFORMATION COULD SUBJECT US TO CIVIL AND CRIMINAL PENALTIES.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) will require us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as:

•	claims information, plan eligibility, payment information and the use of electronic signatures;

•	unique identifiers for providers, employers, health plans and individuals; and

•	security, privacy and enforcement.

The Department of Health and Human Services has released final rules to implement a number of these requirements, and several HIPAA initiatives have become effective, including privacy protections, transaction standards, and security standards. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

ANY CLINICS THAT WE ACQUIRE MAY EXPERIENCE HIGHER MARKETING COSTS TO COMPETE WITH, OR EXPERIENCE A DECLINE IN THE NUMBER OF OUR PATIENTS WITH A RESULTING DECLINE IN REVENUES AS A RESULT OF, REGIONAL AND LOCAL COMPETITION.

Clinics that we acquire would compete primarily on a local and regional basis with many medical practices. Our ability to compete successfully would vary from location to location depending on a number of factors, including the number of competing providers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. Patients’ treatment facility decisions are in addition influenced by, among other things, the perceived absolute or relative overall value of our facilities, including its quality or pricing, compared to competitive companies. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase advertising or promotional expenditures, or the number of our personnel to maintain our competitive position, or for other reasons.

WE MAY BE SUBJECT TO SANCTIONS AND PENALTIES IF OUR PROPOSED OPERATIONS FAIL TO COMPLY WITH OCCUPATIONAL HEALTH AND SAFETY REGULATIONS.

We would be subject to a wide variety of federal, state and local occupational health and safety laws and regulations. The types of regulatory requirements faced by health care providers such as us include:

•	air and water quality control requirements;

•	occupational health and safety requirements (such as standards regarding blood-borne pathogens and ergonomics) and waste management requirements;

•	specific regulatory requirements applicable to radioactive substances;

•	requirements for providing notice to employees and members of the public about hazardous materials and wastes; and

•	certain other requirements.

If we fail to comply with these standards, we may be subject to sanctions and penalties.

Risks Relating to Our Media Business

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

Risks Associated With Ownership of our Common Stock

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

Media Operations

Our corporate offices for our media production operations in the Republic of Moldova are located at 11, Aleco Russo, 15th floor, Chisinau, Moldova, where we own 548 square feet for TNT Bravo TV channel.

Item 3. Legal Proceedings.

None.

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

Fiscal Year Ended December 31, 2009	High	Low

Quarter Ended March 31, 2009	$.40	$.10

Quarter Ended June 30, 2009	1.01	.12

Quarter Ended September 30, 2009	.61	.15

Quarter Ended December 31, 2009	.99	.19

Fiscal Year Ended December 31, 2010

Quarter Ended March 31, 2010	.50	.21

Quarter Ended June 30, 2010	.22	.14

Quarter Ended September 30, 2010	.45	.14

Quarter Ended December 31, 2010	.37	.05

Fiscal Year Ended December 31, 2011

Quarter Ended March 31, 2011 (through March 28, 2011)	.40	.06

Holders

As of February 23, 2011, there were approximately 111 holders of record of our common stock.

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

General

Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. Through its Moldova subsidiary, the Company's primary activities are in radio and television broadcasting and, through Men’s Medical Corporation, we intend to acquire men’s sexual health clinics.

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Recent Developments

Genesis International S.A.
On October 1, 2009, we closed an acquisition of 60% of the outstanding shares of SC Genesis International SA, a joint stock company incorporated under the laws of Romania (“Genesis”).  The consideration paid by the Company for the acquisition of Genesis was $4,800,000 paid to the holder of a majority of the outstanding shares of Genesis. On February 23, 2010, we acquired an additional 20% of the outstanding shares of Genesis. On August 3, 2010, we entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation pursuant to which the Stipula Financial purchased from us eighty (80%) percent of the outstanding shares of SC Genesis. The consideration for the sale of our 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to us by certain of our stockholders of 8,443,900 shares of our common stock.

Exchange Agreement with Men’s Medical Corporation

On February 10, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 1, 2011, between the Company and Men’s Medical Corporation, a Florida corporation (“MMC”). In exchange for all of the outstanding shares of capital stock of MMC which were owned by Saddleworth Ventures, LLC, in turn owned by Chris Smith, we agreed to issue to Mr. Smith 1,000 shares of a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of a class of preferred stock to be to be authorized.  The Series A Preferred Stock will be convertible into and will vote as 25,000,000 shares of common stock, effectively giving control of our company to Chris Smith.  On February 16, 2011, we filed an Information Statement on Schedule 14C with the Securities and Exchange Commission for the authorization of the class of Preferred Stock and for a 1-for-10 reverse split of our outstanding common stock. In connection with the Exchange Agreement, Chris Smith was elected our President and Chief Executive Officer.

We entered into an Asset Purchase Agreement, dated as of February 2, 2011, and on February 5, 2011, pursuant to this Agreement, we sold three of our subsidiary companies, IM Media Alianti SRL, Analytic Media Group SA and Alkazar Media Services SRL, to our major shareholder, in exchange for 4,800,000 shares of our common stock and the assumption of liabilities associated with these subsidiaries. Under a separate Private Treaty Sale Agreement, we agreed to purchase from our major shareholder 500,000 shares of our common stock for a purchase price of $325,000, the purchase price to be paid by the deposit of $125,000 with an Escrow Agent, upon which deposit the Escrow Agent will release to the Company certificates representing 2,300,200 shares of our common stock, and a $200,000 promissory note, secured by 3,000,000 shares of our common stock on deposit with the Escrow Agent. Also on deposit with the escrow agent is a certificate for 1,600,000 shares, to be released upon sale of our remaining media subsidiaries that own the TNT/Bravo channel, the sale of which we intend to pursue in 2011.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

REVENUES. Total revenues from continuing operations for the year ended December 31, 2010 were $3,720,939 as compared to $2,083,763 for the year ended December 31, 2009, an increase of $1,637,176 or 78.6%. Overall growth was primarily driven by the performance of the advertising business of the TV channel TNT and our continued strategy of developing services at TV7.

        COST OF SALES. For continuing operations from the media group, cost of sales increased by $1,187,764 or 104.9% to $2,320,342 for the fiscal year ending December 31, 2010, from $1,132,578 for the fiscal year ended December 31, 2009.  This increase was primarily due to increased sales as a result of growth of the Company’s market share. We experienced a further decrease of gross margin during 2010 due to our increasing focus on the production of high quality broadcasting, which required purchases of more expensive services.

        SELLING AND ADMINISTRATIVE EXPENSES.  Selling and administrative expenses from continuing operations for our media group remained relatively constant for the fiscal year ending December 31, 2010 compared to the fiscal year ended December 31, 2009.  This was primarily due to the increase in payroll expenses relating to our recently established advertising joint venture offset by a decrease in professional fees.

 INCOME (LOSS) FROM CONTINUING OPERATIONS.  Income from continuing operations was $218,745 for the year ended December 31, 2010, as compared with a loss from media operations of $234,662 for the fiscal year ended December 31, 2009. The increase is primarily due to an increase in revenues.

         OTHER ITEMS. Other income was $14,909 for the fiscal year ended December 31, 2010 compared to $168,723 for the fiscal year ended December 31, 2009.  The decrease was due to less interest earned on our lower cash balances.

         INTEREST EXPENSE. Interest expense was $546 for the fiscal year ended December 31, 2010 as compared to $1,208 for the fiscal year ended December 31, 2009.  The decrease is primarily due to lower debt in 2010.

DISCONTINUED OPERATIONS. The Company sold its Genesis subsidiary in September 2010.  The Company has reclassified the operations for the years ending December 31, 2010 and 2009 as discontinued operations.  For the year ended December 31, 2010, the Company recorded a loss from operations of approximately $1.9 million as compared to income from operations of approximately $144,000 for the year ended December 31, 2009.  The Company contributes the loss primarily to a deterioration of its road construction operations that reduced revenues.  The cost of operations far exceeded the revenues for the year which contributed to the loss.

         NET EARNINGS (LOSS). Net loss was $1.3 million for the fiscal year ended December 31, 2010 as compared to net earnings of $27,963 for the fiscal year ended December 31, 2009.  This decrease was due to a loss of discontinued operations of $1.9 million offset by earnings of approximately $233,000 from the continuing operations from the media group.

LIQUIDITY AND CAPITAL RESOURCES

On November 7, 2008, the Company entered into a loan agreement with IPA International Project Establishment, a Lichtenstein corporation (“IPA”).  The Company advanced IPA $3,840,000.  In June 2009, IPA assumed the debt owed by a Romanian entity to the Company in the amount of $253,740 in connection with a terminated acquisition agreement.    The term of the loan was originally for six months with interest at a rate of 5% per anum payable at maturity.  The loan had been extended to October 2009.  On October 1, 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA.  The outstanding note receivable, including interest of $186,758, in the amount of $4,280,498 was applied against the purchase price.  See Note 2 for further information.  For the year ended December 31, 2009, the Company recorded interest income of $146,757.

On October 1, 2009, we closed an acquisition of 60% of the outstanding shares of Genesis.  The consideration paid by the Company for the acquisition of Genesis was $4,800,000 paid to the holder of a majority of the outstanding shares of Genesis. On February 23, 2010, we acquired an additional 20% of the outstanding shares of Genesis. On August 3, 2010, we entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation pursuant to which the Stipula Financial purchased from us eighty (80%) percent of the outstanding shares of SC Genesis. The consideration for the sale of our 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to us by certain of our stockholders of 8,443,900 shares of our common stock.

During 2010, the Company has funded its capital requirements for media operations primarily through operating activities.  As of December 31, 2010 the Company had a cash balance of $401,656. This compares with a cash balance of $389,988 at December 31, 2009. The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.

The Company had a working capital surplus for continuing operations of approximately $1.3 million and a stockholders’ equity of approximately $5.1 million as of December 31, 2010.  Cash and cash equivalents for continuing  operations increased approximately $12,000 for the year ended December 31, 2010.  The increase is primarily due to net cash provided by investing activities (primarily from proceeds from the sale of marketable securities of $78,000) offset by cash used in operating activities of approximately $44,000 (primarily due to a net loss of $1.6 million offset by an increase in net assets from discontinued operations of $1.4 million and an increase in changes of operating assets and liabilities from continued operations of approximately $200,000).

Accounts receivable for continuing operations, net of allowances, were $519,000 at December 31, 2010, as compared to $123,000 at December 31, 2009.  The increase is primarily due to increased sales during the fourth quarter of 2010.  Property, plant and equipment, net, were $92,000 at December 31, 2010, as compared to $113,000 at December 31, 2009.  Accounts payable were $117,000 for continuing operations as compared to $41,000 at December 31, 2009. The increase for media operations is primarily due to increased activity during the fourth quarter of 2010.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

New Financial Accounting Standards

New Financial Accounting Standards

The Financial Accounting Standards Board (“FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

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
December 31, 2010 and 2009

EMERGING MEDIA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Report of Independent Registered Pubic Accounting Firm	20

Consolidated Balance Sheets as of December 31, 2010 and 2009	21

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	22

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010 and 2009	23

Consolidated Statement of Equity for Each of the Two Years in the Period Ended December 31, 2010	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	25-26

Notes to the Consolidated Financial Statements	27

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Emerging Media Holdings, Inc. and Subsidiaries
Chisnau, Moldova

We have audited the accompanying consolidated balance sheets of Emerging Media Holdings, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 of Notes to Consolidated Financial Statements, approximately 96% of the consolidated assets are located in Moldova and 100% of the consolidated revenue is earned in Moldova.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPA’s Inc.

Madsen & Associates, CPAs Inc.

March 30, 2011

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$401,656	$389,988
Marketable securities	250,000	328,801
Accounts receivable - net of allowance for doubtful accounts of $5,000
and $5,000	519,037	123,244
Inventories	15,760	13,305
Employee receivables and other current assets	382,414	166,084
Net assets of discontinued operations	-	1,826,150

Total Current Assets	1,568,867	2,847,572

Property, plant and equipment, net	91,739	112,918
Intangible assets - net	201,225	258,041
Goodwill	3,639,645	7,510,892

TOTAL ASSETS	$5,501,476	$10,729,423

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Notes payable	$-	$471,595
Accounts payable	117,376	40,812
Accrued expenses	137,064	109,264
Capitalized lease obligations	1,681	4,703
Customer deposits	13,551	118,438

Total Current Liabilities	269,672	744,812

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 12,250,920 and 17,303,000 shares issued
at December 31, 2010 and December 31, 2009	12,251	17,303
Additional paid-in-capital	5,670,566	9,026,003
Retained earnings (deficit)	(596,191)	721,510
Accumulated other comprehensive income (loss)	51,126	(406,856)
Less: Cost of common stock in treasury, 11,760 shares	(9,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity	5,128,515	9,348,723

Noncontrolling interest	103,289	635,888
Total Equity	5,231,804	9,984,611

TOTAL LIABILITIES AND EQUITY	$5,501,476	$10,729,423

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2010	2009
Revenues	$3,720,939	$2,083,763

Costs and expenses:
Cost of sales	2,320,342	1,132,578
Selling, general and administrative expenses	1,181,852	1,185,847
	3,502,194	2,318,425

Income (loss) from continuing operations	218,745	(234,662)

Other income (expense):
Interest expense	(546)	(1,208)
Other income (principally interest income)	14,909	168,723
	14,363	167,515

Earnings (loss) from continuing operations before	233,108	(67,147)
provision for income taxes

Provision for income taxes	-	-

Earnings (loss) from continuing operations	233,108	(67,147)

Discontinued operations (Note 18):
Gain on sale of SC Genesis
International S.A.	109,016	-
Earnings (loss) from operations of SC Genesis
International S.A.	(1,945,670)	143,768
	(1,836,654)	143,768

Net earnings (loss)	(1,603,546)	76,621

Less: Net earnings (loss) attributable to the
noncontrolling interest	(285,845)	48,658

Net earnings (loss) attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$(1,317,701)	$27,963

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - basic and diluted	$0.01	$0.00

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - basic and diluted	$(0.09)	$0.00

Weighted average common shares outstanding
- basic and diluted	16,402,531	17,293,200

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2010	2009

Net earnings (loss)	$(1,603,546)	$76,621

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	211,299	(569,849)

Comprehensive income (loss)	(1,392,247)	(493,228)
Less:
Comprehensive income (loss) attributable to noncontrolling
interest	(285,845)	(114,084)

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(1,106,402)	$(379,144)

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

									Accumulated
			Preferred Stock		Common Stock			Retained	Other
		Comprehensive	Number of		Number of		Additional Paid	Earnings	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Income (Loss)	Stock	Interest
Balance, January 1, 2009	$9,890,609		1,000,000	$4,000,000	16,303,000	$16,303	$5,027,003	$693,547	$162,993	$(9,237)	$-

Conversion of preferred stock	-		(1,000,000)	(4,000,000)	1,000,000	1,000	3,999,000

Noncontrolling interest	587,230										587,230

Net earnings year ended
December 31, 2009	76,621	$76,621						27,963			48,658

Currency translation	(569,849)	(569,849)							(569,849)

Comprehensive loss		$(493,228)

Balance, December 31, 2009	9,984,611		-	-	17,303,000	17,303	9,026,003	721,510	(406,856)	(9,237)	635,888

Issuance of common stock
for acquisition					1,250,000	1,250	346,149		(29,455)		(317,944)

Sale of SC Genesis
International S.A.	(3,377,560)				(8,443,900)	(8,444)	(3,369,116)

Non-cash based compensation	17,000				100,000	100	16,900

1:5 Forward split adjustment					2,041,820	2,042	(2,042)

Adjustment to noncontrolling interest
for sale of SC Genesis
International S.A.	-						(347,328)		276,138		71,190

Net loss year ended
December 31, 2010	(1,603,546)	$(1,603,546)						(1,317,701)			(285,845)

Currency translation	211,299	211,299							211,299

Comprehensive loss		$(1,392,247)

Balance, December 31, 2010	$5,231,804		-	$-	12,250,920	$12,251	$5,670,566	$(596,191)	$51,126	$(9,237)	$103,289

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(1,603,546)	$76,621
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	113,649	111,374
Non-cash compensation	17,000	-
Gain on disposition of subsidiary	(109,016)	-
(Gain) loss on disposition of fixed assets	2,644	(3,510)
Adjustment for net assets from discontinued operations	1,357,581	(1,105,820)
Changes in operating assets and liabilities:
Decrease in trade receivables	395,793	139,645
(Increase) in inventories	(2,455)	(7,577)
(Increase) decrease in employee receivables and other
current assets	(216,330)	196,157
Increase (decrease) in accounts payable,
accrued liabilities and income taxes payable	105,936	(196,802)
Increase (decrease) in customer deposits	(104,887)	118,438

Net Cash (Used In) Operating Activities	(43,631)	(671,474)

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,731)	(115,135)
Proceeds from sale of fixed assets		5,696
Proceeds from sale of marketable securities	78,801	-
Purchase of marketable securities	-	(78,801)

Net Cash Provided by (Used In) Investing Activities	57,070	(188,240)

Cash flows from financing activities:
Proceeds from loans	-	-
Repayment of debt - related parties	-	(47,123)
Repayment of debt	(3,022)	(4,621)

Net Cash (Used In) Financing Activities	(3,022)	(51,744)

Effect of exchange rate changes on cash	1,251	(33,292)

Net increase (decrease) in cash	11,668	(944,750)

Cash and cash equivalents - Beginning of year	389,988	1,334,738

Cash and cash equivalents - End of year	$401,656	$389,988

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For The Years Ended
	December 31,
	2010	2009

Supplemental disclosure cash flow information:

Cash paid for interest	$138,230	$90,392

Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash transactions during the period for:

Assumption of deposit receivable
from terminated acquisition by
noteholder		$253,790

Acquisition in which liabilities
were assumed:

Fair value of assets		$14,722,687
Purchase price		4,752,093
Liabilities assumed		$9,970,594

Exchange of note receivable to
seller in connection with purchase
of Genesis		$4,280,498

Non-cash compensation	$17,000

Common stock received in connection
with sale of Genesis	$3,377,560

Adjustment of noncontrolling interest in
connection with acquisition and sale of
Genesis during 2010	$246,754

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

1.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Developments

On August 3, 2010, the Company entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation, (“Stipula Financial”), pursuant to which Stipula Financial agreed to purchase from the Company eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale of the Company’s 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,443,900 shares of the Company’s common stock.  The closing was consummated on September 10, 2010.  As of this date, the Company had no remaining ownership interest in Genesis.

On February 2, 2011, the Company entered into an Asset Purchase Agreement ("Agreement") with the Company's major shareholder.  The Agreement provides for the sale of the common stock of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 common shares of Emerging Media Holdings, valued at approximately $1,800,000.  The shares were subsequently retired.  The Company will continue to operate its other media subsidiaries consisting of the "TNT" television channel.  Under a separate Private Treaty Sale Agreement, the Company agreed to purchase from its major shareholder 500,000, shares of the Company's common stock for the purchase price of $325,000, the purchase price to be paid by the deposit of $125,000 with an Escrow Agent, upon which deposit the Escrow Agent will release certificates representing 2,300,000 of the Company's common stock, and a $200,000 promissory note, secured by 3,000,000 shares of the Company's common stock on deposit with the Escrow Agent.  Also on deposit with the Escrow Agent is a certificate for 1,600,000 shares to be released upon the sale of the Company's remaining media subsidiaries that own the TNT channel.

On February 10, 2011, the Company entered into a Share Exchange Agreement with Men's Medical Corporation, Inc., a Florida Corporation, ("MMC").  The Company issued to the former shareholder of MMC, Saddleworth Ventures, LLC, whose sole member is Chris Smith ("Smith"), a total of 1,000 Class A Preferred Shares (the "Series A Preferred Stock").  The Series A Preferred Stock will be convertible into and will vote as 25,000,000 shares of common stock, effectively giving control of the Company to Chris Smith.  In connection with the Share Exchange Agreement, Chris Smith was elected the Company's President and Chief Executive Officer.

MMC will hold a license for the use of certain proprietary, personalized treatment processes for erectile dysfunction and premature ejaculation, together with protected trademarks, trade names and patents associated with men's health and lifestyle management.  MMC intends to roll out strategic alliances with physicians nationwide to offer a full range of men's health and lifestyle services incorporating the intellectual property.

With the sale of the Company's media subsidiaries and the Company's ongoing negotiations for the sale of the remaining subsidiaries in this business, the Board of Directors approved the acquisition of MMC and has determined, based on the expertise of MMC management in this area, that the Company’s business model should be to identify and acquire one or more men's sexual health clinic businesses through a business combination.  As of the date of this report, the Company is focusing its efforts on identifying such a business.  As of this date, although the Company has preliminary financing commitments from eMedical Hub with regard to the funding for two clinics, the Company has not entered into any agreements relating to any such acquisitions.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

Basis of Presentation

Effective for the year ended December 31, 2009, the Financial Accounting Standards Board ("FASB") established Accounting Standards Codification ("ASC") as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

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

Significant Accounting Policies

The significant accounting policies of the Company's continuing operations are as follows:

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

Economic and Political Risks

The Company faces a number of risks and challenges since its primary operations are in the Republic of Moldova and 100% of the consolidated revenue is earned in Moldova.  Management cannot presently predict what future impact the political risk will have on the Company, if any, or how the political climate in Moldova will affect the Company’s operations.  Accordingly, events resulting from any change in the political climate could have a material effect on the Company.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

Marketable Securities

The Company classifies its fixed income securities as “held-to-maturity”, and accordingly, are carried at cost, which approximates market value.  In accordance with FASB ASC 320, "Investments-Debt and Equity Securities" ("ASC 320"), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  See Note 6 for further discussion regarding these impairment charges.  Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Accounts Receivable

Accounts receivable are recorded when the advertisement sales are earned over the life of the contracts and the Company and the advertiser agree the advertising insertions have been broadcast and the services for advertising have been performed.  Accounts receivable are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  Receivables are written off when they are determined to be uncollectible.  For the years ended December 31, 2010 and 2009, the Company recorded bad debt expense of approximately $-0- and $21,000, respectively.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2010 and 2009 based on a percentage of the current year write-offs to the total of accounts receivable outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The collectability of receivables remains strong despite the economic crisis and the Company believes the amount reserved will be more than sufficient to cover any bad debts.  The Company will monitor the economic conditions during 2011 to determine if additional reserves are needed.  As of December 31, 2010 and 2009, the Company established a reserve against future doubtful accounts of approximately $5,000 and $5,000, respectively.

Inventories

Inventories are stated at the lower of cost or market on average cost basis consisting primarily of petrol and cosmetics.

Employee and Other Receivables

The Company advances loans to certain employees and third parties.  The loans are interest free and payable within twelve months from the date of the advance.  Receivables from employees and other third parties at December 31, 2010 and 2009 amounted to $292,039 and $132,188, respectively, and are included in employee receivables and other current assets on the Company’s consolidated balance sheet.

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
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance contained in FASB ASC 605, (Revenue Recognition) ("ASC 605").

Revenue from advertisement sales is recognized on a contract basis and is earned over the life of the contract as the services for advertising are performed.

Business Combinations

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009 and as a result, a total of $-0- and $50,000 in acquisition related costs were charged to selling, general and administrative expenses during 2010 and 2009, respectively.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Evaluation of Long-lived Assets

Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the Republic of Moldova, and the United States of America.

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
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares used in computing diluted earnings per share relate to preferred stock which if exercised would have a dilutive effect on earnings per share.  For the years ended December 31, 2010 and 2009, there were -0- and -0- shares, respectively, potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	December 31,
	2010	2009
Basic	16,402,531	17,293,000

Potential shares	-	-

Fully diluted	16,402,531	17,293,000

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost for the portion of awards is based on the grant-date fair value of those awards as calculated for other recognition or pro forma disclosures under ASC 718.

The Company issues shares of common stock to non-employees as stock-based compensation.  The Company accounts for the services using the fair market value of the consideration issued, generally measured as the closing price of the Company's common stock on the date of the agreement.  For the years ended December 31, 2010 and 2009, the Company recorded compensation expense of $17,000 and $-0-, respectively, in connection with the issuance of shares of common stock to non-employees.

Reclassification

The consolidated balance sheet at December 31, 2009 and the consolidated statement of operations and cash flows for the year ended December 31, 2009 have been reclassified to conform to present year presentation in connection with Discontinued Operations.

New Financial Accounting Standards

The Financial Accounting Standards Board (“FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

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
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

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

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

c) On August 3, 2010, the Company entered into an agreement to sell its 80% interest in Genesis.  The consideration for the sale was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,443,900 shares of the Company’s common stock valued at approximately $3.4 million.  The Company recorded a gain on the sale of Genesis of approximately $109,000 which is included in discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2010.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of Genesis are included in discontinued operations from the date of acquisition.

3.           FAIR VALUE MEASUREMENTS

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

As of December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2010 and 2009 except for the restricted cash which was transferred out in connection with the sale of Genesis.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

		Assets at Fair Value as of December 31, 2010 and 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Cash and cash equivalents	$401,656	$401,656	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Total	$651,656	$401,656	$-	$250,000
December 31, 2009
Cash and cash equivalents	$389,988	$389,988	$-	$-
Held-to-maturity securities	328,801	-	-	328,801
Total	$718,789	$389,988	$-	$328,801

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of December 31, 2010.

Non-financial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  The Company's annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  On September 10, 2010, the Company consummated the sale of its Genesis subsidiary.  The value of the goodwill connected to Genesis was written down to $-0- in connection with the sale.  See Note 5 for further information.

4.           JOINT VENTURE

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

The joint venture shall make annual distributions to the joint venture partners.  The distribution is up to the discretion of the general manager of the joint venture within 30 days following the end of the fiscal year.  The general manager is not allowed to make distributions if it is for the full payment of the share capital or if the result of the distribution the assets would be less than the amount of the share capital.  For the years ended December 31, 2010 and 2009, no distributions were made.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

100% of the operations of the joint venture are included in the consolidated statement of operations of the Company for the years ended December 31, 2010 and 2009 and the Company has accounted for the joint venture as a variable interest entity.  The 50% equity interest of the joint venture partner is included in non-controlling interest in the Company's consolidated balance sheet at December 31, 2010 and 2009.

As of December 31, 2010, Alkasar had assets of $571,882 and liabilities of $364,859.

Alkasar Region LLC is affiliated with Gazprom - Media JSC advertising agency, selling advertising in more then 80 of the largest Russian cities, such as Moscow, St. Petersburg and others.

5.              GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price and related acquisition costs over the value assigned to the net intangible and other intangible assets with finite lives acquired in a business acquisition.

Other intangibles are the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $57,176 and $56,816, for the years ended December 31, 2010 and 2009, respectively.

The changes in the carrying value of goodwill for the year ended December 31, 2010 is as follows:

Total

Balance, December 31, 2009	$7,510,892

Adjustment for the sale of
SC Genesis International S.A.	(3,871,247)

Balance, December 31, 2010	$3,639,645

Nonfinancial assets and liabilities, such as goodwill and long-lived assets, are accounted for at fair value on a non recurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  On August 3, 2010, the Company sold its Genesis subsidiary  and goodwill connected to the Genesis acquisition was written down to $-0-.

For the annual goodwill impairment assessment performed in 2010, the Company’s fair value analysis was supported by a weighting of two generally accepted valuation approaches, including the income approach and the market approach, as further described below.  These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

The components of intangible assets other than goodwill are as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$146,775	$348,000	$89,599

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2011	49,714
2012	49,714
2013	49,714
2014	52,083

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

6.           MARKETABLE SECURITIES

At December 31, 2010 and 2009, marketable securities have a cost and estimated fair value of $250,000 and $328,801, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  During the first quarter of 2010, bonds in the amount of $78,801 matured and were not renewed.  The balance of the bonds mature in March 2012.

 7.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	December 31,
	2010	2009
Machinery and equipment	$664,198	$674,634
Transportation equipment	13,221	13,221
	677,419	687,855
Less accumulated depreciation	585,680	574,937
	$91,739	$112,918

Depreciation expense from continuing operations for the year ended December 31, 2010 and 2009 totalled $56,839 and $54,558, respectively.

8.              NOTES PAYABLE

Notes payable balance as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Note payable to IPA, interest @ 5%, due	$-	$471,595
upon demand (1)
	-	471,595
Less: Current portion	-	471,595
	$-	$-

(1)	Note payable in connection with the acquisition of 60% of Genesis. The note was eliminated in connection with the sale of Genesis.

Interest expense from continuing operations related to Notes Payable for the years ended December 31, 2010 and 2009 amounted to $-0- and $-0-, respectively.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

9.              CAPITALIZED LEASE OBLIGATIONS

Property under lease:

	December 31,
	2010	2009
Equipment	$13,221	$13,221
Less: Accumulated depreciation	6,635	5,287
	$6,586	$7,934

The following is a schedule of minimum future lease payments required as of December 31, 2010, under capital leases which have an initial or remaining non-cancellable lease term in excess of one year:

Fiscal year ending:
2011	1,906
Total minimum lease payments	1,906
Less amount representing interest	225
Present value of net minimum
lease payment	1,681
Less current obligations	1,681
Long-term obligations	$-

Interest expense from continuing operations related to Capitalized Lease Obligations for the years ended December 31, 2010 and 2009 was $546 and $1,208, respectively.

10.              NONCONTROLLING INTEREST

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.  As of December 31, 2010, the balance of the noncontrolling interest relates only to the third party interests in Alkasar Media Services S.R.L.

	December 31,
	2010	2009
Balance at beginning of period	$635,888	$-

Noncontrolling interest from the acquisition of
60% of Genesis International S.A. in 2009	-	587,230

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	(317,944)	-

Adjustment for sale of 80% of Genesis	71,190	-

Noncontrolling interest share of income (loss)	(285,845)	48,658

Balance at end of period	$103,289	$635,888

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

11.              INCOME TAXES

The Company adopted the provisions of ASC 740, "Income Taxes", ("ASC 740"), on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2010 and 2009.  Taxes are calculated in accordance with Moldovan regulations and are paid annually.  Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova.  There is no U.S. tax provision due to losses from U.S. operations during both 2010 and 2009.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended
December 31,
	2010	2009
Current:
Federal	$-	$-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
Foreign	-	-
	-	-
	$-	$-

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	December 31,
	2010	2009
Tax provision (benefit) computed at
the federal statutory rate of 34%	$(545,206)	$26,051

Increase (decrease) in taxes resulting from:
Different tax rates and permanent differences
applicable to foreign operations	(79,257)	(41,359)

Unused net operating losses	624,463	15,308
	$-	$-

Management's intention is to permanently reinvest the majority of the earnings of foreign subsidiaries in the expansion of its foreign operations.  Unrepatriated earnings, upon which U.S. income taxes have not been accrued, are approximately $1.3 million at December 31, 2010.  Such unrepatriated earnings are deemed by management to be permanently reinvested.  The estimated federal income tax liability (net of estimated foreign tax credits) related to unrepatriated foreign earnings is $184,000 under the current tax law.

On August 10, 2010, President Obama signed into law the "Education Jobs and Medicaid Assistance Act" (H.R. 1586) (the "Act").  The Act's international tax provisions place certain restrictions on the use of foreign tax credits.  The Company has evaluated the newly-enacted international tax provisions and determined that they do not materially affect the Company's operating results or financial condition.

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential law changes.

As of December 31, 2010, the Company recorded a deferred tax asset associated with a U.S. net operating loss  (“NOL”) carryforward of approximately $287,000 that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's U.S. NOL expires in 2026.

The types of temporary difference between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010		2009
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred tax assets: Current
Foreign net operating loss
carryforward	$-	$-	$4,300,000	$1,075,000

U.S. net operating loss
carryforward	287,000	98,000	168,000	57,000

Valuation allowance	(287,000)	(98,000)	(4,468,000)	(1,132,000)

Net deferred income tax asset	$-	$-	$-	$-

12.              STOCKHOLDERS' EQUITY

Common Stock

On September 15, 2010, the Company approved a 1:5 forward split adjustment for the holders of common stock consisting of one share for each of five shares held of record or the September 15, 2010 record date.

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of December 31, 2010, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of December 31, 2010, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to December 31, 2010.  In September 2010, treasury shares increased to 11,760 shares due to the 1:5 forward split adjustment.

13.              DISCONTINUED OPERATIONS

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

The operating results of Genesis have been classified as discontinued operations and are summarized as follows:

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
Sales	$747,982	$2,144,734

Loss before income tax benefit	(1,945,670)	143,768

Loss from discontinued operations	(1,945,670)	143,768

Details of balance sheet items for Genesis are summarized below:

	December 31,
	2010	2009
Cash	$-	$257,873
Accounts receivable	-	3,455,114
Inventories	-	295,427
Other current assets	-	3,460
Total Current Assets	-	4,011,874

Property, plant and equipment	-	2,780,917
Restricted cash	-	720,888
Total Non-Current Assets	-	3,501,805

TOTAL ASSETS	$-	$7,513,679

Current portion of long-term debt	$-	$-
Accounts payable	-	3,732,076
Accrued expenses	-	264,830
Customer deposits	-	434,413
Capitalized lease obligations	-	77,085
Total Current Liabilities	$-	$4,508,404

Long-term debt	-	1,179,125

TOTAL LIABILITIES	$-	$5,687,529

Net assets of discontinued
operations	$-	$1,826,150

Significant Accounting Policies - Discontinued Operations

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

Cash and Cash Equivalents

Cash equivalents include short-term investments in money-market funds with an original maturity of three months or less when purchased.  At December 31, 2010 and 2009, cash equivalents approximated $-0- and $184,000, respectively.

Accounts Receivable

Accounts receivable are recorded when the work is completed, approved by an independent third party and accepted by the purchaser.  Accounts receivable are presented in the balance sheet net of allowance for doubtful accounts.  Receivables are due in 90 days from the date of the invoice and each customer is evaluated on their ability to demonstrate a commitment to pay.  The majority of the revenue is due from various state governmental agencies.   Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the industry, and the financial ability of its customers.  The Company determined the amount to record as an allowance for doubtful accounts at December 31, 2010 and 2009 based on a percentage of the current year write-offs to the total of accounts receivable outstanding.  The Company also analyzed the days outstanding of receivables to determine an adequate reserve.  The collectability of receivables remains strong despite the economic crisis and the Company believes the amount reserved will be more than sufficient to cover any bad debts.  As of December 31, 2010 and 2009, the Company established a reserve against future doubtful accounts of approximately $-0- and $241,000, respectively.

Inventories

Inventories are stated at the lower of cost or market on average cost basis.  In accordance with FASB ASC 360-15-35, "Impairment or Disposal of Long-Lived Assets", ("ASC 360-15"), the Company records impairment losses on inventory related to road construction projects when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated by these assets are less than their related carrying amounts.  The Company recorded no impairments for the years ended December 31, 2010 and 2009.

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

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

Evaluation of Long-lived Assets

Property, plant and equipment represent an important component of the Company’s total assets.  The Company depreciates its property, plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Advance Payments to Contractors

Advance payments to contractors principally include prepayments to subcontractors for goods and services and which relate to specific projects which are expensed to cost of sales as the applicable inventory is sold.  The subcontractor costs are expensed on a specific project to project basis.    The payment to subcontractors include prepayments prior to the work commencing, advance payments for raw materials, and architectural and engineering services prior to the work being submitted to the authorities.  The advance payments to subcontractors were primarily due to transactions from the Company's Genesis subsidiary which was sold in September 2010.  All projects were reviewed quarterly for impairment issues.  If any impairment exists, costs would be written down at that time.

14.              BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by two geographical area segments.  The Company has only one remaining operating segment.  The Company's road construction segment was sold in September 2010 and the information for the years ended December 31, 2010 and 2009 is included in discontinued operations.

	2010	2009
Net Revenue by Geographic Areas:
United States	$-	$-
Europe	3,720,939	2,083,763
	$3,720,939	$2,083,763

	December 31,
	2010	2009
Total Assets:
United States	249,297	1,082,322
Europe	5,252,179	9,647,101
	$5,501,476	$10,729,423

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

15.             COMMITMENTS AND CONTINGENCIES

a)	Contracts

1) The Company entered into a retransmission rights agreement with Russian Broadcasting Channels JSC “NTV” and JSC “NTV-Mir” owned by Gazprom Media, a wholly-owned subsidiary of the GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.), to retransmit programs from these television networks. The contract is on a long term basis through 2011 and the Company will pay $229,333 per year.  In February 2011, the Company sold its TV7 network related to the above retransmission agreement and is no longer obligated for future payments.  For the years ended December 31, 2010 and 2009, the Company expensed $229,333 and $229,333, respectively.

2) The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $189,200 in 2011. For the years ended December 31, 2010 and 2009, the Company expensed $189,200 and $174,700, respectively.

b)	Leases

The Company leases various office facilities.  Some of these leases require the Company to pay certain executory costs (such as maintenance and insurance).  The leases contain no escalation or capital improvement funding provisions.

Future minimum  lease payments for operating leases are approximately as follows:

Year Ending
December 31,
2011	$89,304
2012	52,000
2013	52,000
2014	52,000
$245,304

Rent expense was $82,031 and $111,298 for the years ended December 31, 2010 and 2009, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2010, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2009.

Name	Age	Title

Chris Smith	48	President and Chief Executive Officer, Chief Financial Officer and Director

Iurie Bordian	49	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Chris Smith was elected a director, and appointed as our President and Chief Executive Officer and Chief Financial Officer, on February 11, 2011, in connection with the acquisition by the Company of all of the outstanding capital stock of men’s medical corporation.  Mr. Smith has served as the President of Men’s Medical Corporation, Inc. since August 6, 2010, inception. He has also been the Managing Member of Saddleworth Ventures LLC, a financial consulting firm, since March 30, 2006.  He graduated from Flagler College with a Bachelor of Arts degree in 1995 majoring in business and economics.  From 2005 until the formation of Saddleworth Ventures LLC, Mr. Smith worked as an independent financial consultant on various projects in the medical field.

Iurie Bordian, has been the Company’s CEO and Chairman since October 2006 through February 11, 2011. At this time Mr Bordian is a director of the Company. From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as CEO and Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO of MA-VEST SRL, Moldova. From 1994-1998 he was Chief Legal Council of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was legal counselor the City Council in the District of Soroca From 1988-1990 he worked as investigator (Economic and Financial offences) for the Ministry of Internal Affairs of the Republic of Moldova. From 1985-1990 he served as Chief Investigator at the Public Prosecutor's Office of the Republic of Moldova. From 1983 to 1985 he worked as Legal Counselor at the Soroca District Trade Association. Mr. Bordian's education includes the State University of Moldova and the University of Cluj-Napoca, Romania. He has a degree in Financial Law. He is fluent in Romanian, Russian, and French and has working knowledge of English. Address: 21,Viilor 9/4 str. Soroca, Republic of Moldova, MD-2000

No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

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

Committees of our Board of Directors

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. We intend shortly to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company and the current levels of compensation to corporate officers. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in Florida and the Russian Federation and familiarity with international business issues.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 1809 East Broadway Street, Suite 175, Oviedo, FL 32765 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year's annual meeting, which would be scheduled in the month of May or June.

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

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  The Company believes that all such required filings have been made, with the exception of those listed below.

Our directors Vivorel B. Sareboune and Radu Lazar, appointed to our Board of Directors on May 28, 2008, were required to file Form 3 Initial Statements of Beneficial Ownership within 10 days of their appointment, which forms were not filed by the date of their resignation from the Board of Directors on August 16, 2010.  Oxana Boico, our Chief Accounting Officer, was appointed to this office on July 5, 2007, and was also subsequently elected a director. Ms. Boico was required to file a Form 3 within 10 days of her appointment, which form has not yet been filed. Renauld R. Williams was appointed as our President on January 17, 2008, and was required to file a Form 3 Initial Statement of Beneficial Ownership within 10 days of his appointment, which form had not been filed as of the date of his resignation on August 16, 2010.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
Iurie Bordian, Chief Executive Officer	2008	-0-							-0-
	2009	$33,000							$33,000
	2010	$21,440							$21,440

(1)	Mr. Bordian became Chief Executive Officer on October 16, 2006.

(2)	Compensation is paid in Moldovan leí, the official currency of Moldova.

Stock Options Granted and Exercised in The Year Ended December 31, 2008

No stock option grants were made in the fiscal year ended December 31, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of February 23, 2011 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 10.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Emerging Media Holdings, Inc. 1809 E. Broadway St, Suite 175, Oviedo, FL 32765

The percentage of beneficial ownership in the following table is based upon 12,250,922 shares of common stock outstanding as of February 23, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Chiril Luchinsky	6,901,200	56.33%

Elena Melnik Basarabia 21 Street Edinets,	1,155,000	9.42%

Iurie Bordian	100,000	*

All officers and directors as a group	100,000	*
* Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2009 and 2010 by Madsen & Associates, CPA’s Inc.

	2010	2009
Audit Fees	$53,000	$56,870
Audit-related Fees
Tax Fees	2,500	2,500
All Other Fees

Total Fees	$55,500	$59,370

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2009.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2010, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2010.

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

10.5	Agreement, dated as of February 23, 2010, between the Company and SC Stratco Group SRL. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2010.)
10.6
Additional Agreement, dated as of March 5, 2010, between the Company and Media Top Prim Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed March 31, 2010.)

10.7	Purchase Agreement, dated August 3, 2010, between the Company and Stipula Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed August 6, 2010.)
10.7a
Additional Agreement, dated August 13, 2010, to Purchase Agreement dated August 3, 2010, between the Company and Stipula Financial, Inc. (Incorporated by reference to Exhibit 10.7a to the Company’s Current Report on Form 8-K/A, filed August 13, 2010.)

10.8	Exchange Agreement, dated January 31, 2011, between the Company and Men’s Medical Corporation, filed herewith.
10.9	Asset Purchase Agreement, dated February 2, 2011, between the Company and Chiril Luchinsky, filed herewith.
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

EMERGING MEDIA HOLDINGS, INC

Date: March 31, 2011	By:	/s/ Chris Smith
Chris Smith, President, Chief Executive Officer and Chief Financial Officer

	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on March 31, 2011.

/s/ Chris Smith
Chris Smith, President, Chief Executive Officer, Chief Financial Officer and Director

By:/s/ Iurie Bordian
Iurie Bordian, Director