Form 10-Q
period 2011-03-31
EMERGING MEDIA HOLDINGS INC
filed 2011-06-20
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        March 31, 2011

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

As of June 17, 2011, there were 12,250,922 shares of Common Stock, $0.001 par value, issued.

Emerging Media Holdings, Inc. and Subsidiaries

Index
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2011
	and December 31, 2010 (Unaudited)	2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	3

	Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2011 and 2010 (Unaudited)	4

	Consolidated Statement of Stockholders' Equity for the Period Ended March 31, 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	6-7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	19

Signatures		19

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ending December 31, 2010.

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$27,511	$37,458
Accounts receivable - net of allowance for doubtful accounts of $-0-
and $5,000	239,767	294,288
Inventories	6,736	876
Employee receivables and other current assets	28,377	96,322
Net assets of subsidiaries sold	-	977,647

Total Current Assets	302,391	1,406,591

Property, plant and equipment, net	23,245	10,827
Intangible assets - net	187,021	201,225
Goodwill	-	3,639,645

TOTAL ASSETS	$512,657	$5,258,288

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$31,735	$17,348
Accrued expenses	12,863	9,136
Customer deposits	12,112	-

Total Current Liabilities	56,710	26,484

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 12,250,920 and 12,250,920 shares issued
at March 31, 2011 and December 31, 2010	12,251	12,251
Additional paid-in-capital	5,773,855	5,670,566
Deficit	(3,520,507)	(596,191)
Accumulated other comprehensive income (loss)	(415)	51,126
Less: Cost of common stock in treasury, 4,811,760 and 11,760 shares
at March 31, 2011 and December 31, 2010	(1,809,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity	455,947	5,128,515

Noncontrolling interest	-	103,289
Total Equity	455,947	5,231,804

TOTAL LIABILITIES AND EQUITY	$512,657	$5,258,288

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010
Revenues	$425,205	$599,439

Costs and expenses:
Cost of sales	288,430	521,932
Selling, general and administrative expenses	191,286	267,751
	479,716	789,683

Loss from continuing operations	(54,511)	(190,244)

Other income (expense):
Loss on disposition of subsidiaries	(2,870,845)	-
Other income (principally interest income)	1,040	5,363
	(2,869,805)	5,363

Loss from continuing operations before	(2,924,316)	(184,881)
provision for income taxes

Provision for income taxes	-	-

Loss from continuing operations	(2,924,316)	(184,881)

Discontinued operations (Note 11):
Earnings (loss) from operations of SC Genesis
International S.A.	-	(327,675)
	-	(327,675)

Net loss	(2,924,316)	(512,556)

Less: Net loss attributable to the
noncontrolling interest	-	(65,535)

Net loss attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$(2,924,316)	$(447,021)

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - basic and diluted	$(0.32)	$(0.01)

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - basic and diluted	$0.00	$(0.02)

Weighted average common shares outstanding
- basic and diluted	9,157,587	17,858,556

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net loss	$(2,924,316)	$(512,556)

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(51,541)	(50,113)

Comprehensive income (loss)	(2,975,857)	(562,669)
Less:
Comprehensive income (loss) attributable to noncontrolling
interest	-	-

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(2,975,857)	$(562,669)

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
			Common Stock			Retained	Other
		Comprehensive	Number of		Additional Paid	Earnings	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	In Capital	(Deficit)	Income (Loss)	Stock	Interest
Balance, January 1, 2010	$9,984,611		17,303,000	$17,303	$9,026,003	$721,510	$(406,856)	$(9,237)	$635,888

Issuance of common stock
for acquisition			1,250,000	1,250	346,149		(29,455)		(317,944)

Sale of SC Genesis
International S.A.	(3,377,560)		(8,443,900)	(8,444)	(3,369,116)

Non-cash based compensation	17,000		100,000	100	16,900

1:5 Forward split adjustment			2,041,820	2,042	(2,042)

Adjustment to noncontrolling interest
for sale of SC Genesis
International S.A.	-				(347,328)		276,138		71,190

Net loss year ended
December 31, 2010	(1,603,546)	$(1,603,546)				(1,317,701)			(285,845)

Currency translation	211,299	211,299					211,299

Comprehensive loss		$(1,392,247)

Balance, December 31, 2010	5,231,804		12,250,920	12,251	5,670,566	(596,191)	51,126	(9,237)	103,289

Common stock received for
disposition of subsidiaries	(1,800,000)		-	-	-		-	(1,800,000)	-

Adjustment to noncontrolling interest
for sale of Alkasar Media Services S.R.L.	-				103,289		-		(103,289)

Net loss March 31, 2011	(2,924,316)	$(2,924,316)				(2,924,316)			-

Currency translation	(51,541)	(51,541)					(51,541)

Comprehensive loss		$(2,975,857)

Balance, March 31, 2011	$455,947		12,250,920	$12,251	$5,773,855	$(3,520,507)	$(415)	$(1,809,237)	$-

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,924,316)	$(512,556)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	14,869	232,777
Loss on disposition of subsidiaries	2,870,645	-
(Gain) loss on disposition of fixed assets	-	(975)
Changes in operating assets and liabilities:
Decrease in trade receivables	1,942	1,403,162
(Increase) in inventories	(5,860)	(379,212)
(Increase) decrease in employee receivables and other
current assets	15,092	(73,817)
Decrease in restricted cash	-	103,550
Increase (decrease) in accounts payable,
accrued liabilities and income taxes payable	18,114	(902,720)
Increase (decrease) in customer deposits	12,112	(174,777)

Net Cash Provided by (Used In) Operating Activities	2,598	(304,568)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,083)	(6,512)
Proceeds from sale of fixed assets		5,217
Proceeds from sale of marketable securities	-	78,101

Net Cash Provided by (Used In) Investing Activities	(13,083)	76,806

Cash flows from financing activities:
Proceeds from loans	-	1,181,398
Repayment of debt	-	(1,200,116)

Net Cash Used In Financing Activities	-	(18,718)

Effect of exchange rate changes on cash	538	(2,190)

Net decrease in cash	(9,947)	(248,670)

Cash and cash equivalents - Beginning of year	37,458	647,861

Cash and cash equivalents - End of year	$27,511	$399,191

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$60,302

Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash transactions during the period for:

Common stock received in connection
with disposition of subsidiaries	$1,800,000

Adjustment of noncontrolling interest in
connection with disposition of subsidiaries	$103,289

See Notes to Unaudited Consolidated Financial Statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The consolidated balance sheet as of March 31, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 were derived from audited financial statements.

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

On February 2, 2011, the Company entered into an Asset Purchase Agreement ("Agreement") with the Company's major shareholder.  The Agreement provided for the sale of the common stock of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 common shares of Emerging Media Holdings, valued at $1,800,000 in exchange for the sale of these subsidiaries.    The Company will continue to operate its other media subsidiaries consisting of the "TNT" television channel.

On February 10, 2011, the Company entered into a Share Exchange Agreement with Men's Medical Corporation, Inc., a Florida Corporation, ("MMC").  The Company agreed to issue to the former shareholder of MMC, Saddleworth Ventures, LLC, whose sole member is Chris Smith ("Smith"), a total of 1,000 Class A Preferred Shares (the "Series A Preferred Stock") of a class of Preferred Stock to be authorized by the Company's stockholders.  The Series A Preferred Stock would have been convertible into and voted as 25,000,000 shares of common stock, which would have effectively given control of the Company to Chris Smith.  In connection with the Share Exchange Agreement, Chris Smith was elected the Company's President and Chief Executive Officer.

On May 31, 2011, the Company's Board of Directors agreed with Chris Smith and MMC, effective immediately, to terminate the Exchange Agreement, to retransfer 100% of the outstanding shares of MMC to the stockholders of MMC and to void any rights of the stockholders of MMC to the 1,000 shares of Series A Preferred Stock which were to have been authorized and issued in the exchange.

In connection with the termination of the Exchange Agreement, Mr. Smith also resigned as Chief Executive Officer and a Director of the Company, effective immediately, and Iurie Bordian, the sole remaining director, was elected the Chief Executive Officer of the Company.

Basis of Presentation

Reporting and Functional Currency

The Company has determined that the United States dollar (“USD") is the reporting currency for the purposes of financial reporting under US GAAP.

The local currency and the functional currency of the subsidiaries of the Company is the Moldovan Lei ("MOL").

Any conversion of MOL amounts to USD should not be construed as a representation that such MOL amounts have been, could be, or will in the future be converted into USD at the current exchange rate or at any other exchange rate.

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain assets and liabilities as of December 31, 2010 have been reclassified to net assets of subsidiaries sold.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of March 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2011 and 2010 except for the restricted cash which was transferred out in connection with the sale of Genesis.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Assets at Fair Value as of March 31, 2011 and December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Cash and cash equivalents	$27,511	$27,511	$-	$-
Held-to-maturity securities	-	-	-	-
Total	$27,511	$27,511	$-	$-
December 31, 2010
Cash and cash equivalents	$401,656	$401,656	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Total	$651,656	$401,656	$-	$250,000

As of December 31, 2010, cash in the amount of $364,198 and marketable securities of $250,000 are included in net assets of subsidiaries sold on the Company's consolidated balance sheet.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2011.

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

Other intangibles are the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $14,204 and $14,204, for the three months ended March 31, 2011 and 2010, respectively.

The changes in the carrying value of goodwill for the three months ended March 31, 2011 is as follows:

Total

Balance, December 31, 2010	$3,639,645

Sale of subsidiaries	(3,639,645)

Balance, March 31, 2011	$-

 The components of intangible assets other than goodwill are as follows:

	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$160,979	$348,000	$146,775

    Estimated amortization expense for intangible assets for the next five years is as follows:
Year Ending	Amortization
December 31,	Expense

2011	$ 35,510
2012	49,714
2013	49,714
2014	52,083

5.	DISPOSITION OF SUBSIDIARIES

On February 2, 2011, the Company entered into an Asset Purchase Agreement ("Agreement") with the Company's major shareholder.  The Agreement provides for the sale of the common stock of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 common shares of Emerging Media Holdings, Inc., valued at $1,800,000.  .

The Company recorded a loss of approximately $2.9 million in connection with the sales of the subsidiaries which is included in other income (expense) in the Company's consolidated statement of operations for the three months ended March 31, 2011.

6.           MARKETABLE SECURITIES

At March 31, 2011 and December 31, 2010, marketable securities have a cost and estimated fair value of $-0- and $250,000, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  As of December 31, 2010, the marketable securities were included in net assets of subsidiaries sold.

7.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	March 31,	December 31,
	2011	2010
Machinery and equipment	$30,732	$17,649

Less accumulated depreciation	7,487	6,822
	$23,245	$10,827

Depreciation expense from continuing operations for the three months ended March 31, 2011 and 2010 totalled $665 and $13,902, respectively.

8.              NONCONTROLLING INTEREST

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.  As of December 31, 2010, the balance of the noncontrolling interest relates only to the third party interests in Alkasar Media Services S.R.L.

	March 31,	December 31,
	2011	2010
Balance at beginning of period	$103,289	$635,888

Adjustment for sale of Alkasar Media Services
S.R.L. 11 2011	(103,289)	-

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	-	(317,944)

Adjustment for sale of 80% of Genesis	-	71,190

Noncontrolling interest share of income (loss)	-	(285,845)

Balance at end of period	$-	$103,289

9.              INCOME TAXES

The Company adopted the provisions of ASC 740, "Income Taxes", ("ASC 740").  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

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

10.              STOCKHOLDERS' EQUITY

 Common Stock

On September 15, 2010, the Company approved a 1:5 forward split adjustment for the holders of common stock consisting of one share for each of five shares held of record or the September 15, 2010 record date.

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of March 31, 2011, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of March 31, 2011, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to March 31, 2011 except as described below.  In September 2010, treasury shares increased to 11,760 shares due to the 1:5 forward split adjustment.

On February 2, 2011, the Company entered into an Asset Purchase Agreement with the Company's major shareholder. See Note 5 for further information. The Company received 4,800,000 shares of Emerging Media Holdings, Inc., valued at $1,800,000. As of March 31, 2011 and December 31, 2010, there were 4,811,700 and 4,760 shares held as treasury shares, respectively.

11.              DISCONTINUED OPERATIONS

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

The operating results of Genesis have been classified as discontinued operations and are summarized as follows:

Three Months Ended
March 31,
2010
Sales	$-

Loss before income tax benefit	(327,675)

Loss from discontinued operations	(327,675)

12.              BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by two geographical area segments.  The Company has only one remaining operating segment.  The Company's road construction segment was sold in September 2010 and the information for the three months ended March 31, 2011 and 2010 is included in discontinued operations.

	Three Months Ended
	March 31,
	2011	2010
Net Revenue by Geographic Areas:
United States	$-	$-
Europe	425,205	599,439
	$425,205	$599,439

	March 31,	December 31,
	2011	2010
Total Assets:
United States	$188,715	$249,297
Europe	323,942	5,252,179
	$512,657	$5,501,476

13.          COMMITMENTS AND CONTINGENCIES

Contracts

The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay $189,200 in 2011. For the three months ended March 31, 2011 and 2010, the Company expensed $52,367 and $45,570, respectively.

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

Overview

Organization

Emerging Media Holdings, Inc. was incorporated in the State of Nevada on September 3, 2003. The Company directs its operations through its subsidiary, ICS “Media Top Prim SRL” which owns the TNT Channel in Chisinau, Moldova. Following the sale of the Company’s interest in SC Genesis International S.A. in September 2010, and of its media subsidiaries in Moldova, IM “Media Alianta” SRL  (formerly SC “Cabavarum” SRL), SA “Analytic Media Group”, ("AMG"), and ICS “Alkasar Media Services SRL, the Company’s primary activities are in radio and television broadcasting through the TNT Channel.

Sale of IM “Media Alianta” SRL, SA “Analytic Media Group” and ICS “Alkasar Media Services SRL

On February 2, 2011, the Company entered into an Asset Purchase Agreement with the Company's major shareholder.  The Agreement provided for the sale of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 shares of its common stock, valued at approximately $1,800,000, in exchange for the sale of these subsidiaries.

Termination of Exchange Agreement with Men’s Medical Corporation

On February 10, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 1, 2011, between the Company and Men’s Medical Corporation, a Florida corporation (“MMC”). In exchange for all of the outstanding shares of capital stock of MMC which were owned by Saddleworth Ventures, LLC, in turn owned by Chris Smith, we had agreed to issue to Mr. Smith 1,000 shares of a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of a class of preferred stock to be to be authorized.  The Series A Preferred Stock would have been convertible into and voted as 25,000,000 shares of common stock, which would have effectively given control of our company to Chris Smith.  On February 16, 2011, we filed an Information Statement on Schedule 14C with the Securities and Exchange Commission for the authorization of the class of Preferred Stock and for a 1-for-10 reverse split of our outstanding common stock. In connection with the Exchange Agreement, Chris Smith was appointed as a director and as our President and Chief Executive Officer. On May 31, 2011, our Board of Directors agreed with Chris Smith and MMC, effective immediately, to terminate the Exchange Agreement, to retransfer 100% of the outstanding shares of MMC to the stockholders of MMC and to void any rights of the stockholders of MMC to the 1,000 shares of Series A Preferred Stock which were to have been issued in the exchange.

Both parties to the MMC transaction had concluded it was not in their best interests to proceed with closing the transaction, one primary reason being that MMC was unable to provide audited financial statements required for filing with the Commission, as required by the Exchange Agreement. In that it was terminated prior to completion of closing, the transaction between the Company and MMC is not reflected in the Company’s financial statements for the quarterly period ended March 31, 2011 included in this report, and had no effect on the Company’s results of operation or financial position for or as of the end of that period.

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

Stock Dividend

The Company distributed a 20% stock dividend to the holders of its common stock of record on September 15, 2010.  Following the distribution of the stock dividend, we have 12,250,922 shares of common stock outstanding.

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Trends Affecting our Business

The Company believes the key factors affecting the Company's first quarter 2011 and/or future results include the following:

•
The Company's media business revenues decreased during the first three months of 2011 due to the sale of three of the Company's media subsidiaries which included TV channel TV 7. The Company continues its operations through its subsidiary, ICS Media Top Prim SRL which owns the TNT channel in Chisnau, Moldova.

•
The Company's media business operations were impacted during the first three months due to increased costs at its TNT channel as the media business increased focus on the production of high quality broadcasting, which required purchases of more expensive services.

•	The Company's media business experienced increased competition from new TV channels during the first three months of 2011 that may affect future operations throughout 2011.

Results of Operations

Three Months ended March 31, 2011 compared to the Three Months ended March 31, 2010.

REVENUES. Revenues from continuing operations for the three month period ended March 31, 2011, decreased by $174,234 or 29% to $425,205 as compared to $599,439 during the comparable period of 2010.  The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries in February 2011 offset, in part, to increases in advertising with the TV channel TNT during 2011.  Revenues from the discontinued operations of Genesis subsidiary were $-0- for the three month period ended March 31, 2010.

COST OF SALES. Cost of sales from continuing operations for our continuing media business decreased by approximately $233,502 or 44% to $288,430 for the three month period ending March 31, 2011, from $521,932 for the comparable period in 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses decreased by $76,485 or 29% to $191,286 for the three month period ending March 31, 2011 from $267,757 for the comparable period in 2010. The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries.

LOSS FROM OPERATIONS.  We had losses from media operations of $8,434,511 for the three months ended March 31, 2011 as compared to a loss of $190,244 for the comparable period in 2010. For Genesis, the loss from discontinued operations for the three month period ended March 31, 2010 was $327,625.

OTHER ITEMS. Other income (expense) increased from $5,363 in the three months ended March 31, 2010 to an expense of$2,869,605 in the current period due to loss on disposition of the Company's three media subsidiaries.

INCOME TAXES. Income taxes were not provided for the periods ended March 31, 2011 and March 31, 2010 as the Moldovan tax rate was 0% for 2010 and the Company incurred losses during both periods.

LIQUIDITY AND CAPITAL RESOURCES

In October 2009, the Company consummated an acquisition of 60% of the outstanding shares of SC Genesis International S.A. owned by IPA International Project Establishment. The consideration paid by the Company for the acquisition of Genesis was approximately $4,800,000.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Genesis were included in the consolidated financial statements from October 1, 2009. In February 2010, the Company acquired an additional 20% of the outstanding common stock of SC Genesis International S.A. held by the noncontrolling interests in exchange for 1,250,000 shares of common stock of the Company, valued at $500,000, the fair value of the common stock at the date of issuance.  On August 3, 2010, the Company entered into an agreement for the purchase by a third party of the eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale was the assignment and transfer to the Company by certain of the Company’s shareholders of 8,443,900 shares of the Company’s common stock.  The closing was consummated on September 10, 2009.  The Company recorded a gain on the sale of Genesis of approximately $109,000 which is included in discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2010.

On February 2, 2011, the Company entered into an Asset Purchase Agreement ("Agreement") with the Company's major shareholder.  The Agreement provides for the sale of the common stock of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 common shares of Emerging Media Holdings, valued at approximately $1,800,000.  The shares are held as treasury shares.  The Company will continue to operate its other media subsidiaries consisting of the "TNT" television channel.

During the first three months of 2011, the Company has funded its capital requirements primarily through operating activities.  As of March 31, 2011 the Company had a cash balance of $27,511. This compares with a cash balance of $37,458 at December 31, 2010.  The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.

The Company had a working capital surplus of approximately $246,000 and a stockholders’ equity of approximately $456,000 as of March 31, 2011.  Cash and cash equivalents decreased approximately $10,000 for the three months ended March 31, 2011.  The decrease is primarily attributable to net cash provided by operations of $2,598, net of purchases of equipment of $13,083.

Accounts receivable, net of allowances, were approximately $239,757 at March 31, 2011.

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

ITEM 4T. Controls and Procedures.

As of March 31, 2011, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

EMERGING MEDIA HOLDINGS, INC.
(Registrant)

Date: June 20, 2011	By:	/s/ Iurie Bordian

Iurie Bordian, Chief Executive Officer and Chief Financial Officer