Form 10-K/A
period 2010-12-31
EMERGING MEDIA HOLDINGS INC
filed 2011-06-30
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1
to
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

ii

EXPLANATORY NOTE

Emerging Media Holdings, Inc.  is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010, filed March 31, 2011 (the "2010 10-K"), as a result of the termination on May 31, 2011 of the Exchange Agreement with Men’s Medical Corporation, to reflect termination of the Exchange Agreement and to remove all discussion of the proposed business of Men’s Medical Corporation from our 2010 10-K Annual Report.

This Amendment amends the 2010 10-K solely to reflect termination of the Exchange Agreement with Men’s Medical Corporation.  The other disclosures in this Amendment are as of the original filing date of the 2010 10-K, March 31, 2011. Any forward-looking statements included in this Amendment for the fiscal year ended December 31, 2011, represent management's view as of the original filing date of the 2010 10-K as explained above.

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

Exchange Agreement with Men’s Medical Corporation

On February 10, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 1, 2011, between the Company and Men’s Medical Corporation, a Florida corporation (“MMC”). In exchange for all of the outstanding shares of capital stock of MMC which were owned by Saddleworth Ventures, LLC, in turn owned by Chris Smith, we agreed to issue to Mr. Smith 1,000 shares of a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of a class of preferred stock to be authorized.  The Series A Preferred Stock would have been convertible into and voted as 25,000,000 shares of common stock. In connection with the Exchange Agreement, Chris Smith was elected our President and Chief Executive Officer. On May 31, 2011, our Board of Directors agreed with Mr. Smith to terminate the Exchange Agreement, and Mr. Smith resigned as an officer and director of the Company.

Sale of Media Subsidiaries

On February 2, 2011, the Company entered into an Asset Purchase Agreement with the Company's major shareholder, Chiril Luchinsky.  Mr. Luchinsky has been a major shareholder of the Company since 2007. The Agreement provided for the sale of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 shares of its common stock, valued at approximately $1,800,000, in exchange for the sale of these subsidiaries.  The shares of Common Stock received by the Company are held as treasury shares.

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

General

Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. Through its Moldova subsidiary, the Company's primary activities are in radio and television broadcasting.

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

Exchange Agreement with Men’s Medical Corporation

On February 10, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 1, 2011, between the Company and Men’s Medical Corporation, a Florida corporation (“MMC”). In exchange for all of the outstanding shares of capital stock of MMC which were owned by Saddleworth Ventures, LLC, in turn owned by Chris Smith, we agreed to issue to Mr. Smith 1,000 shares of a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of a class of preferred stock to be authorized.  The Series A Preferred Stock would have been convertible into and voted as 25,000,000 shares of common stock. In connection with the Exchange Agreement, Chris Smith was elected our President and Chief Executive Officer. On May 31, 2011, our Board of Directors agreed with Mr. Smith to terminate the Exchange Agreement, and Mr. Smith resigned as a director and officer of the Company.

Sale of Media Subsidiaries

On February 2, 2011, the Company entered into an Asset Purchase Agreement with the Company's major shareholder, Chiril Luchinsky.  Mr. Luchinsky has been a major shareholder of the Company since 2007. The Agreement provided for the sale of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 4,800,000 shares of its common stock, valued at approximately $1,800,000, in exchange for the sale of these subsidiaries.  The shares of Common Stock received by the Company are held as treasury shares.

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

EMERGING MEDIA HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

EMERGING MEDIA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Report of Independent Registered Pubic Accounting Firm	15

Consolidated Balance Sheets as of December 31, 2010 and 2009	16

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	17

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010 and 2009	18

Consolidated Statement of Equity for Each of the Two Years in the Period Ended December 31, 2010	19

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	20-21

Notes to the Consolidated Financial Statements	22

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

June 29, 2011

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

Chris Smith was elected a director, and appointed as our President and Chief Executive Officer and Chief Financial Officer on February 11, 2011, in connection with the execution of an Exchange Agreement to acquire Men’s Medical Corporation. On May 31, 2011, the Exchange Agreement was terminated by agreement of our Board of Directors with Mr. Smith, and Mr. Smith resigned as an officer and director.

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

10.8
Exchange Agreement, dated January 31, 2011, between the Company and Men’s Medical Corporation. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 31, 2011)

10.9
Asset Purchase Agreement, dated February 2, 2011, between the Company and Chiril Luchinsky. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 31, 2011)

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

EMERGING MEDIA HOLDINGS, INC

Date: June 30, 2011	By:	/s/ Iurie Bordian
Iurie Bordian, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

By:/s/ Iurie Bordian
Iurie Bordian, Director