Form 10-Q
period 2011-06-30
EMERGING MEDIA HOLDINGS INC
filed 2011-08-10
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2011

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      to

Commission File Number:                0-52408

EMERGING MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	13-1026995
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 SOUTH ORANGE AVE., SUITE 1500, ORLANDO, FLORIDA	32801
(Address of principal executive offices)	(Zip Code)

(011) 373 2 22 37 979

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

As of June 17, 2011, there were 12,250,922 shares of Common Stock, $0.001 par value, issued.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1		Financial Information	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	2

		Consolidated Statements of Operations for the Six and Three
		Months Ended June 30, 2011 and 2010 (Unaudited)	3

		Consolidated Statement of Stockholders' Equity for the
		Six Months Ended June 30, 2011 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Six
		Months Ended June 30, 2011 and 2010 (Unaudited)	5-6

		Notes to Unaudited Consolidated Financial Statements	7-13

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

The results of operations for the six and three months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$17,479	$37,458
Accounts receivable - net of allowance for doubtful accounts of $-0-
and $5,000	153,937	294,288
Inventories	3,626	876
Employee receivables and other current assets	281,443	96,322
Net assets of subsidiaries sold	-	977,647

Total Current Assets	456,485	1,406,591

Property, plant and equipment, net	28,468	10,827
Intangible assets - net	172,817	201,225
Goodwill	-	3,639,645

TOTAL ASSETS	$657,770	$5,258,288

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$49,635	$17,348
Accrued expenses	9,180	9,136
Customer deposits	39,816	-

Total Current Liabilities	98,631	26,484

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 12,250,920 and 12,250,920 shares issued
at June 30, 2011 and December 31, 2010	12,251	12,251
Additional paid-in-capital	5,773,855	5,670,566
Deficit	(3,424,423)	(596,191)
Accumulated other comprehensive income (loss)	6,693	51,126
Less: Cost of common stock in treasury, 4,811,760 and 11,760 shares
at June 30, 2011 and December 31, 2010	(1,809,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity	559,139	5,128,515

Noncontrolling interest	-	103,289
Total Equity	559,139	5,231,804

TOTAL LIABILITIES AND EQUITY	$657,770	$5,258,288

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$757,035	$1,439,094	$331,830	$839,655

Costs and expenses:
Cost of sales	424,562	1,012,432	136,132	490,500
Selling, general and administrative expenses	290,900	514,790	99,614	247,039
	715,462	1,527,222	235,746	737,539

Income (loss) from continuing operations	41,573	(88,128)	96,084	102,116

Other income (expense):
Loss on disposition of subsidiaries	(2,870,845)	-	-	-
Other income (principally interest income)	1,040	8,597	-	3,234
	(2,869,805)	8,597	-	3,234

Income (loss) from continuing operations before	(2,828,232)	(79,531)	96,084	105,350
provision for income taxes

Provision for income taxes	-	-	-	-

Earnings (loss) from continuing operations	(2,828,232)	(79,531)	96,084	105,350

Discontinued operations (Note 18):
Earnings (loss) from operations of SC Genesis
International S.A.	-	(1,477,882)	-	(1,150,207)
	-	(1,477,882)	-	(1,150,207)

Net earnings (loss)	(2,828,232)	(1,557,413)	96,084	(1,044,857)

Less: Net loss attributable to the
noncontrolling interest	-	(278,456)	-	(212,921)

Net earnings (loss) attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$(2,828,232)	$(1,278,957)	$96,084	$(831,936)

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - basic and diluted	$(0.34)	'$ (0.00)	$0.01	'$ (0.00)

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - basic and diluted	$0.00	$(0.06)	$0.00	$(0.05)

Weighted average common shares outstanding
- basic and diluted	8,287,779	18,205,778	7,439,160	18,553,000

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
			Common Stock			Retained	Other
		Comprehensive	Number of		Additional Paid	Earnings	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	In Capital	(Deficit)	Income (Loss)	Stock	Interest
Balance, January 1, 2010	$9,984,611		17,303,000	$17,303	$9,026,003	$721,510	$(406,856)	$(9,237)	$635,888

Issuance of common stock
for acquisition			1,250,000	1,250	346,149		(29,455)		(317,944)

Sale of SC Genesis
International S.A.	(3,377,560)		(8,443,900)	(8,444)	(3,369,116)

Non-cash based compensation	17,000		100,000	100	16,900

1:5 Forward split adjustment			2,041,820	2,042	(2,042)

Adjustment to noncontrolling interest
for sale of SC Genesis
International S.A.	-				(347,328)		276,138		71,190

Net loss year ended
December 31, 2010	(1,603,546)	$(1,603,546)				(1,317,701)			(285,845)

Currency translation	211,299	211,299					211,299

Comprehensive loss		$(1,392,247)

Balance, December 31, 2010	5,231,804		12,250,920	12,251	5,670,566	(596,191)	51,126	(9,237)	103,289

Common stock received for
disposition of subsidiaries	(1,800,000)		-	-	-		-	(1,800,000)	-

Adjustment to noncontrolling interest
for sale of Alkasar Media Services S.R.L.	-				103,289		-		(103,289)

Net loss for the six months ended
June 30, 2011	(2,828,232)	$(2,828,232)				(2,828,232)			-

Currency translation	(44,433)	(44,433)					(44,433)

Comprehensive loss		$(2,872,665)

Balance, June 30, 2011	$559,139		12,250,920	$12,251	$5,773,855	$(3,424,423)	$6,693	$(1,809,237)	$-

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,828,232)	$(1,557,413)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	30,001	343,253
Loss on disposition of subsidiaries	2,870,645	-
(Gain) loss on disposition of fixed assets	-	(975)
Changes in operating assets and liabilities:
Decrease in trade receivables	42,352	2,923,824
(Increase) in inventories	(2,750)	(75,732)
(Increase) decrease in employee receivables and other
current assets	(185,121)	32,903
Decrease in restricted cash	-	190,877
Increase (decrease) in accounts payable,
accrued liabilities and income taxes payable	32,331	(1,670,874)
Increase (decrease) in customer deposits	39,816	(390,151)

Net Cash Used In Operating Activities	(958)	(204,288)

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,234)	(37,179)
Proceeds from sale of fixed assets		5,217
Proceeds from sale of marketable securities	-	78,101

Net Cash Provided by (Used In) Investing Activities	(19,234)	46,139

Cash flows from financing activities:
Proceeds from loans	-	1,080,745
Repayment of debt	-	(1,206,078)

Net Cash Used In Financing Activities	-	(125,333)

Effect of exchange rate changes on cash	213	(7,810)

Net decrease in cash	(19,979)	(291,292)

Cash and cash equivalents - Beginning of period	37,458	647,861

Cash and cash equivalents - End of period	$17,479	$356,569

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Six Months Ended
	June 30,
	2011	2010

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$127,962

Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash transactions during the period for:

Common stock received in connection
with disposition of subsidiaries	$1,800,000

Adjustment of noncontrolling interest in
connection with disposition of
subsidiaries	$103,289

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Media Holdings, Inc. (the "Company" or "EMH") was incorporated in the State of Nevada on September 3, 2003.  Through its Moldovan subsidiaries, the Company's primary activities are in radio and television broadcasting.  The Company was granted a broadcasting license in 2005 which extends through 2011 and earns revenue primarily through advertisement sales.

The consolidated balance sheet as of June 30, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 was derived from audited financial statements.

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

On May 31, 2011, the Company's Board of Directors agreed with Chris Smith and MMC, effective immediately, to terminate the Exchange Agreement, and to void any rights of the stockholders of MMC to the 1,000 shares of Series A Preferred Stock which were to have been authorized and issued in the exchange.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2011 and 2010 except for the restricted cash which was transferred out in connection with the sale of Genesis.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

		Assets at Fair Value as of June 30, 2011 and December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Cash and cash equivalents	$17,479	$17,479	$-	$-
Held-to-maturity securities	-	-	-	-
Total	$17,479	$17,479	$-	$-
December 31, 2010
Cash and cash equivalents	$401,656	$401,656	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Total	$651,656	$401,656	$-	$250,000

As of December 31, 2010, cash in the amount of $364,198 and marketable securities of $250,000 are included in net assets of subsidiaries sold on the Company's consolidated balance sheet.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of June 30, 2011.

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

Other intangibles are the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $28,408 and $28,408, for the six months ended June 30, 2011 and 2010, respectively.

The changes in the carrying value of goodwill for the six months ended June 30, 2011 is as follows:

Total

Balance, December 31, 2010	$3,639,645

Sale of subsidiaries	(3,639,645)

Balance, June 30, 2011	$-

 The components of intangible assets other than goodwill are as follows:

	June 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$175,183	$348,000	$146,775

    Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2011	$21,306
2012	49,714
2013	49,714
2014	52,083

5.	DISPOSITION OF SUBSIDIARIES

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

The Company recorded a loss of approximately $2.9 million in connection with the sales of the subsidiaries which is included in other income (expense) in the Company's consolidated statement of operations for the six months ended June 30, 2011.

6.           MARKETABLE SECURITIES

At June 30, 2011 and December 31, 2010, marketable securities have a cost and estimated fair value of $-0- and $250,000, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  As of December 31, 2010, the marketable securities were included in net assets of subsidiaries sold.

7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	June 30,	December 31,
	2011	2010
Machinery and equipment	$36,883	$17,649

Less accumulated depreciation	8,415	6,822
	$28,468	$10,827

Depreciation expense from continuing operations for the six months ended June 30, 2011 and 2010 totalled $1,593 and $27,804, respectively.

8.           NONCONTROLLING INTEREST

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.  As of December 31, 2010, the balance of the noncontrolling interest relates only to the third party interests in Alkasar Media Services S.R.L.

	June 30,	December 31,
	2011	2010
Balance at beginning of period	$103,289	$635,888

Adjustment for sale of Alkasar Media Services
S.R.L. 11 2011	(103,289)	-

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	-	(317,944)

Adjustment for sale of 80% of Genesis	-	71,190

Noncontrolling interest share of income (loss)	-	(285,845)

Balance at end of period	$-	$103,289

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

Preferred Stock

The Company agreed to issue 1,000,000 shares of preferred stock to be authorized in connection with the acquisition of Media Top Prim. The preferred shares would have been convertible into common shares on a 1:1 basis. In 2009, the consideration for the acquisition was changed to 1,000,000 common shares. As of June 30, 2011, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of June 30, 2011, the Company repurchased 9,800 shares in the amount of $9,237.  No shares have been repurchased subsequent to June 30, 2011.  In September 2010, treasury shares increased to 11,760 shares due to the 1:5 forward split adjustment.

On February 2, 2011, the Company entered into an Asset Purchase Agreement with the Company's major shareholder. See Note 5 for further information. The Company received 4,800,000 shares of Emerging Media Holdings, Inc., valued at $1,800,000. As of June 30, 2011 and December 31, 2010, there were 4,811,760 and 11,760 shares held as treasury shares, respectively.

11.        DISCONTINUED OPERATIONS

On September 10, 2010, the Company consummated the sale of its 80% owned subsidiary, Genesis.  The Company received 8,443,900 shares of its common stock, valued at $3,377,560, from certain of its shareholders as proceeds in connection with the sale.  A gain of approximately $109,000 was recognized in connection with the sale.

The operating results of Genesis have been classified as discontinued operations and are summarized as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	$-	$283,333	$-	$283,333

Loss before income tax benefit	-	(1,477,882)	-	(1,150,207)

Loss from discontinued operations	-	(1,477,882)	-	(1,150,207)

12.        BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by two geographical area segments.  The Company has only one remaining operating segment.  The Company's road construction segment was sold in September 2010 and the information for the six months ended June 30, 2011 and 2010 is included in discontinued operations.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenue by Geographic Areas:
United States	$-	$-	$-	$-
Europe	757,035	1,439,094	331,830	839,655
	$757,035	$1,439,094	$331,830	$839,655

	June 30,	December 31,
Total Assets:	2011	2010
United States	$7,556	$249,297
Europe	650,214	5,252,179
	$657,770	$5,501,476

13.    COMMITMENTS AND CONTINGENCIES

Contracts

The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay approximately $200,000 in 2011. For the six months ended June 30, 2011 and 2010, the Company expensed $110,431 and $189,200, respectively.

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

Termination of Exchange Agreement with Men’s Medical Corporation

On February 10, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 1, 2011, between the Company and Men’s Medical Corporation, a Florida corporation (“MMC”). In exchange for all of the outstanding shares of capital stock of MMC which were owned by Saddleworth Ventures, LLC, in turn owned by Chris Smith, we had agreed to issue to Mr. Smith 1,000 shares of a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of a class of preferred stock to be to be authorized.  The Series A Preferred Stock would have been convertible into and voted as 25,000,000 shares of common stock, which would have effectively given control of our company to Chris Smith.  On February 16, 2011, we filed an Information Statement on Schedule 14C with the Securities and Exchange Commission for the authorization of the class of Preferred Stock and for a 1-for-10 reverse split of our outstanding common stock. In connection with the Exchange Agreement, Chris Smith was appointed as a director and as our President and Chief Executive Officer. On May 31, 2011, our Board of Directors agreed with Chris Smith and MMC, effective immediately, to terminate the Exchange Agreement and to void any rights of the stockholders of MMC to the 1,000 shares of Series A Preferred Stock which were to have been issued in the exchange.

Both parties to the MMC transaction had concluded it was not in their best interests to proceed with closing the transaction, one primary reason being that MMC was unable to provide audited financial statements reflecting the acquisition of a minimum of three men’s health clinics, as agreed by the parties and required by the Exchange Agreement. In that it was terminated prior to completion of closing, the transaction between the Company and MMC is not reflected in the Company’s financial statements for the period ended June 30, 2011 included in this report, and had no effect on the Company’s results of operation or financial position for or as of the end of that period.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Trends Affecting our Business

The Company believes the key factors affecting the Company's first quarter 2011 and/or future results include the following:

•
The Company's media business revenues decreased during the first six months of 2011 due to the sale of three of the Company's media subsidiaries which included TV channel TV 7. The Company continues its operations through its subsidiary, ICS Media Top Prim SRL which owns the TNT channel in Chisnau, Moldova.

•
The Company's media business operations were impacted during the first six months due to increased costs at its TNT channel as the media business increased focus on the production of high quality broadcasting, which required purchases of more expensive services.

•	The Company's media business experienced increased competition from new TV channels during the first six months of 2011 that may affect future operations throughout 2011.

Results of Operations

Six Months ended June 30, 2011 compared to the Six Months ended June 30, 2010.

REVENUES. Revenues from continuing operations for the six month period ended June 30, 2011, decreased by $682,059 or 47% to $757,035 as compared to $1,439,094 during the comparable period of 2010.  The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries in February 2011 offset, in part, to increases in advertising with the TV channel TNT during 2011.

COST OF SALES. Cost of sales from continuing operations for our continuing media business decreased by approximately $587,870 or 58% to $434,562 for the six month period ending June 30, 2011, from $1,012,432 for the comparable period in 2010.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses decreased by $223,890 or 43% to $290,900 for the six month period ending June 30, 2011 from $514,790 for the comparable period in 2010. The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries.

LOSS FROM OPERATIONS.  We had losses from continuing media operations of $2,828,232 (which included a loss of $2,870,845 on the disposition of subsidiaries) for the six months ended June 30, 2011 as compared to a loss of $79,531 for the comparable period in 2010.

    OTHER ITEMS. Other income (expense) increased from $8,597 in the six months ended June 30, 2010 to an expense of $2,869,805 in the current period due to loss in the current period of $2,870,845 on disposition of three of the Company's media subsidiaries.

    INCOME TAXES. Income taxes were not provided for the periods ended June 30, 2011 and June 30, 2010 as the Moldovan tax rate was 0% for 2010 and the Company incurred losses during both periods.

Three Months ended June 30, 2011 compared to the Three Months ended June 30, 2010.

REVENUES. Revenues from continuing operations for the three month period ended June 30, 2011, decreased by $507,825 or 60% to $331,830 as compared to $839,655 during the comparable period of 2010.  The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries in February 2011 offset, in part, to increases in advertising with the TV channel TNT during 2011.

COST OF SALES. Cost of sales from continuing operations for our continuing media business decreased by approximately $354,368 or 72% to $136,132 for the three month period ending June 30, 2011, from $490,500 for the comparable period in 2010.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses decreased by $147,425 or 59% to $99,614 for the three month period ending June 30, 2011 from $247,039 for the comparable period in 2010. The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries.

INCOME FROM OPERATIONS.  We had net earnings from continuing media operations of $96,084 for the three months ended June 30, 2011 as compared to income of $105,350 for the comparable period in 2010.

    OTHER ITEMS. Other income (expense) increased from $5,363 in the three months ended June 30, 2010 to an expense of $2,869,605 in the current period due to loss on disposition of three of the Company's media subsidiaries.

    INCOME TAXES. Income taxes were not provided for the periods ended June 30, 2011 and June 30, 2010 as the Moldovan tax rate was 0% for 2010 and the Company incurred losses during both periods.

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

During the first six months of 2011, the Company has funded its capital requirements primarily through operating activities.  As of June 30, 2011 the Company had a cash balance of $17,479. This compares with a cash balance of $37,458 at December 31, 2010.  The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.

The Company had a working capital surplus of approximately $357,854 and a stockholders’ equity of approximately $559,139 as of June 30, 2011.  Cash and cash equivalents decreased approximately $20,000 for the six months ended June 30, 2011.  The decrease is primarily attributable to net cash used in operations of $958 and net cash used in investing activities of $19,234.

Accounts receivable, net of allowances, were approximately $153,937 at June 30, 2011.

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

ITEM 4T. Controls and Procedures.

As of June 30, 2011, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

EMERGING MEDIA HOLDINGS, INC. (Registrant)

Date: August 10, 2011	By:	/s/ Iurie Bordian

Iurie Bordian, Chief Executive Officer and Chief Financial Officer