Form 10-Q/A
period 2011-06-30
EMERGING MEDIA HOLDINGS INC
filed 2011-09-08
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

(011) 373 222 37 979

(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

As of June 17, 2011, there were 12,250,922 shares of Common Stock, $0.001 par value, issued.

EMERGING MEDIA HOLDINGS, INC.

EXPLANATORY NOTE - AMENDMENT

     The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of Emerging Media Holdings, Inc. (the “Company”), filed with the Securities and Exchange Commission on August 10, 2011 (the “Form 10-Q”), is (1) to amend the Company’s Consolidated Statements of Cash Flows to correct an error, and (2) to furnish Exhibit 101 to the Form 10-Q with detailed Extensible Business Reporting Language tagging for the first time in accordance with Rule 405 of Regulation S-T.

     We are refiling in this Amendment “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” amended to reflect correction of the error in the Consolidated Statements of Cash Flows filed with Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not, except as stated above, modify or update in any way disclosures made in the original Form 10-Q.

     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,828,232)	$(1,557,413)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	30,001	343,253
Loss on disposition of subsidiaries	2,870,845	-
(Gain) loss on disposition of fixed assets	-	(975)
Changes in operating assets and liabilities:
Decrease in trade receivables	42,352	2,923,824
(Increase) in inventories	(2,750)	(75,732)
(Increase) decrease in employee receivables and other
current assets	(185,121)	32,903
Decrease in restricted cash	-	190,877
Increase (decrease) in accounts payable,
accrued liabilities and income taxes payable	32,331	(1,670,874)
Increase (decrease) in customer deposits	39,816	(390,151)

Net Cash Used In Operating Activities	(758)	(204,288)

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,234)	(37,179)
Proceeds from sale of fixed assets		5,217
Proceeds from sale of marketable securities	-	78,101

Net Cash Provided by (Used In) Investing Activities	(19,234)	46,139

Cash flows from financing activities:
Proceeds from loans	-	1,080,745
Repayment of debt	-	(1,206,078)

Net Cash Used In Financing Activities	-	(125,333)

Effect of exchange rate changes on cash	13	(7,810)

Net decrease in cash	(19,979)	(291,292)

Cash and cash equivalents - Beginning of period	37,458	647,861

Cash and cash equivalents - End of period	$17,479	$356,569

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

The Company had a working capital surplus of approximately $357,854 and a stockholders’ equity of approximately $559,139 as of June 30, 2011.  Cash and cash equivalents decreased approximately $20,000 for the six months ended June 30, 2011.  The decrease is primarily attributable to net cash used in operations of $758 and net cash used in investing activities of $19,234.

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

PART II

Other Information

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING MEDIA HOLDINGS, INC. (Registrant)

Date: September 8, 2011	By:	/s/ Iurie Bordian
Chief Executive Officer