Form 10-Q
period 2011-09-30
EMERGING MEDIA HOLDINGS INC
filed 2011-11-21
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2011

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

As of November 18, 2011, there were 1,445,098 shares of Common Stock, $0.001 par value, issued.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1		Financial Information	Page

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	2

		Consolidated Statements of Operations for the Nine and Three
		Months Ended September 30, 2011 and 2010 (Unaudited)	3

		Consolidated Statements of Comprehensive Income (Unaudited)	4

		Consolidated Statement of Stockholders' Equity for the
		Nine Months Ended September 30, 2011 (Unaudited)	5

		Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2011 and 2010 (Unaudited)	6-7

		Notes to Unaudited Consolidated Financial Statements	8-15

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

The results of operations for the nine and three months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$19,319	$37,458
Accounts receivable - net of allowance for doubtful accounts of $-0-
and $5,000	442,093	294,288
Inventories	6,655	876
Employee receivables and other current assets	73,167	96,322
Net assets of subsidiaries sold	-	977,647

Total Current Assets	541,234	1,406,591

Property, plant and equipment, net	26,966	10,827
Intangible assets - net	158,613	201,225
Goodwill	-	3,639,645

TOTAL ASSETS	$726,813	$5,258,288

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term debt	$21,362	$-
Accounts payable	74,655	17,348
Accrued expenses	14,875	9,136
Customer deposits	38,781	-

Total Current Liabilities	149,673	26,484

Commitments and Contingencies	-	-

EQUITY:
Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity:
Common stock, $.001 par value, 200,000,000 shares
authorized; 1,225,092 and 1,225,092 shares issued and 745,092 and
745,092 oustanding at September 30, 2011 and December 31, 2010, respectively	1,225	1,225
Additional paid-in-capital	5,784,881	5,681,592
Deficit	(3,395,105)	(596,191)
Accumulated other comprehensive income (loss)	(4,624)	51,126
Less: Cost of common stock in treasury, 481,176 and 1,176 shares
at September 30, 2011 and December 31, 2010, respectively	(1,809,237)	(9,237)
Total Emerging Media Holdings Inc. and Subsidiaries Stockholders' Equity	577,140	5,128,515

Noncontrolling interest	-	103,289
Total Equity	577,140	5,231,804

TOTAL LIABILITIES AND EQUITY	$726,813	$5,258,288

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$282,219	$784,685	$1,039,254	$2,223,779

Costs and expenses:
Cost of sales	150,725	508,318	575,287	1,520,750
Selling, general and administrative expenses	101,676	258,755	392,576	772,970
	252,401	767,073	967,863	2,293,720

Income (loss) from continuing operations	29,818	17,612	71,391	(69,941)

Other income (expense):
Interest expense	(500)	(275)	(500)	(850)
Loss on disposition of subsidiaries	-	-	(2,870,845)	-
Other income (principally interest income)	-	3,163	1,040	11,760
	(500)	2,888	(2,870,305)	10,910

Income (loss) from continuing operations before	29,318	20,500	(2,798,914)	(59,031)
provision for income taxes

Provision for income taxes	-	-	-	-

Earnings (loss) from continuing operations	29,318	20,500	(2,798,914)	(59,031)

Discontinued operations (Note 18):
Gain on sale of SC Genesis
International S.A.		109,016		109,016
Earnings (loss) from operations of SC Genesis
International S.A.	-	(467,788)	-	(1,945,670)
	-	(358,772)	-	(1,836,654)

Net earnings (loss)	29,318	(338,272)	(2,798,914)	(1,895,685)

Less: Net loss attributable to the
noncontrolling interest	-	(68,038)	-	(346,494)

Net earnings (loss) attributable to Emerging Media
Holdings, Inc. and Subsidiaries	$29,318	$(270,234)	$(2,798,914)	$(1,549,191)

Earnings (loss) per common share:
Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from continuing
operations - basic and diluted	$0.04	$0.01	$(3.76)	$(0.03)

Earnings (loss) per common share attributable to
Emerging Media Inc. and Subsidiaries
common shareholders from discontinued
operations - basic and diluted	$0.00	$(0.17)	$0.00	$(0.84)

Weighted average common shares outstanding
- basic and diluted	798,421	1,704,156	743,916	1,781,471

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Net loss	$(2,798,914)	$(1,895,685)

Other comprehensive income (loss) - net of tax:
Currency translation adjustment	(55,750)	216,184

Comprehensive income (loss)	(2,854,664)	(1,679,501)
Less:
Comprehensive income (loss) attributable to noncontrolling
interest	-	(346,494)

Comprehensive income (loss) attributable to Emerging
Media Inc. and Subsidiaries	$(2,854,664)	$(1,333,007)

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

							Accumulated
			Common Stock			Retained	Other
		Comprehensive	Number of		Additional Paid	Earnings	Comprehensive	Treasury	Noncontrolling
	Total	Income	Shares	Amount	In Capital	(Deficit)	Income (Loss)	Stock	Interest
Balance, January 1, 2010	$9,984,611		1,730,300	$1,730	$9,041,576	$721,510	$(406,856)	$(9,237)	$635,888

Issuance of common stock
for acquisition			125,000	125	347,274		(29,455)		(317,944)

Sale of SC Genesis
International S.A.	(3,377,560)		(844,390)	(844)	(3,376,716)

Non-cash based compensation	17,000		10,000	10	16,990

1:5 Forward split adjustment			204,182	204	(204)

Adjustment to noncontrolling interest
for sale of SC Genesis
International S.A.	-				(347,328)		276,138		71,190

Net loss year ended
December 31, 2010	(1,603,546)	$(1,603,546)				(1,317,701)			(285,845)

Currency translation	211,299	211,299					211,299

Comprehensive loss		$(1,392,247)

Balance, December 31, 2010	5,231,804		1,225,092	1,225	5,681,592	(596,191)	51,126	(9,237)	103,289

Common stock received for
disposition of subsidiaries	(1,800,000)		-	-	-		-	(1,800,000)	-

Adjustment to noncontrolling interest
for sale of Alkasar Media Services S.R.L.	-				103,289		-		(103,289)

Net loss for the nine months ended
September 30, 2011	(2,798,914)	$(2,798,914)				(2,798,914)			-

Currency translation	(55,750)	(55,750)					(55,750)

Comprehensive loss		$(2,854,664)

Balance, September 30, 2011	$577,140		1,225,092	$1,225	$5,784,881	$(3,395,105)	$(4,624)	$(1,809,237)	$-

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,798,914)	$(1,895,685)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	44,953	574,514
Non-cash compensation	-	5,667
Loss on disposition of subsidiaries	2,870,645	(109,016)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(257,115)	2,931,046
(Increase) in inventories	(5,779)	(396)
(Increase) decrease in employee receivables and other
current assets	23,155	(138,703)
Decrease in restricted cash	-	286,979
Increase (decrease) in accounts payable,
accrued liabilities and income taxes payable	63,046	(1,663,742)
Increase (decrease) in customer deposits	38,781	(395,818)

Net Cash Used In Operating Activities	(21,228)	(405,154)

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,480)	(37,179)
Cash given upon sale of Genesis		(33,909)
Proceeds from sale of fixed assets		-
Proceeds from sale of marketable securities	-	78,101

Net Cash Provided by (Used In) Investing Activities	(18,480)	7,013

Cash flows from financing activities:
Proceeds from loans	21,362	1,215,465
Repayment of debt	-	(1,206,078)

Net Cash Provided by Financing Activities	21,362	9,387

Effect of exchange rate changes on cash	207	4,871

Net decrease in cash	(18,139)	(383,883)

Cash and cash equivalents - Beginning of period	37,458	647,861

Cash and cash equivalents - End of period	$19,319	$263,978

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2011	2010

Supplemental disclosure cash flow information:

Cash paid for interest	$500	$167,965

Cash paid for income taxes	$-	$-

Supplementary information:
Non-cash transactions during the period for:

Common stock received in connection
with disposition of subsidiaries	$1,800,000

Adjustment of noncontrolling interest in
connection with disposition of
subsidiaries	$103,289

See notes to unaudited consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The consolidated balance sheet as of September 30, 2011 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2010 were derived from audited financial statements.

Recent Developments

On August 3, 2010, the Company entered into a Purchase Agreement with Stipula Financial Inc., a British Virgin Islands corporation, (“Stipula Financial”), pursuant to which Stipula Financial agreed to purchase from the Company eighty (80%) percent of the outstanding shares of SC Genesis International S.A. owned by the Company.  The consideration for the sale of the Company’s 80% interest in Genesis under the Purchase Agreement was the assignment and transfer to the Company by certain of the Company’s shareholders of 844,390 shares of the Company’s common stock.  The closing was consummated on September 10, 2010.  As of this date, the Company had no remaining ownership interest in Genesis.

On February 2, 2011, the Company entered into an Asset Purchase Agreement ("Agreement") with the Company's major shareholder.  The Agreement provided for the sale of the common stock of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 480,000 common shares of Emerging Media Holdings, valued at $1,800,000 in exchange for the sale of these subsidiaries.    The Company will continue to operate its other media subsidiaries consisting of the "TNT" television channel.

On February 10, 2011, the Company entered into a Share Exchange Agreement with Men's Medical Corporation, Inc., a Florida Corporation, ("MMC").  The Company agreed to issue to the former shareholder of MMC, Saddleworth Ventures, LLC, whose sole member is Chris Smith ("Smith"), a total of 1,000 Class A Preferred Shares (the "Series A Preferred Stock") of a class of Preferred Stock to be authorized by the Company's stockholders.  The Series A Preferred Stock would have been convertible into and voted as 2,500,000 shares of common stock, which would have effectively given control of the Company to Chris Smith.  In connection with the Share Exchange Agreement, Chris Smith was elected the Company's President and Chief Executive Officer.

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

On September 30, 2011, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with bNET Communications, Inc., a Nevada corporation ("bNET"), pursuant to which the Company agreed to purchase bNET's digital media library in exchange for shares of the Company's common stock.  The total number of shares issued to bNET will be 45 million shares.  The closing is subject to a number of conditions which require the Company to have received all approvals and clearance from all regulatory authorities with respect to the reverse split of the Company's common stock and the appointment of Gerald Sklar, bNET's Chief Executive Officer, to the Company's board of directors.

Upon satisfaction of the conditions to closing, bNET will own a controlling interest and become the Company's controlling shareholder.

On November 7, 2011, the Company terminated the Asset Purchase Agreement, dated as of September 30, 2011, between bNET and the Company, due to the failure of bNET to satisfy closing conditions agreed to by the parties.

On June 21, 2011, the Company's board of directors unanimously approved amendments to the Company's Articles of Incorporation (1) to increase the authorized number of common shares of common stock from 100 million shares, par value $.001 per share, to 200 million shares, par value $.001 per share, and (2) to effect a 1:10 reverse split of the Company's common stock.  The 1:10 reverse split was approved by FINRA and was effective for trading purposes on October 12, 2011.

All common share references have been restated to reflect the stock split.

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

Recent Accounting Pronouncements

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the nine months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

b) On February 20, 2010, the Company acquired 20% of the outstanding common stock of Genesis held by the noncontrolling interests in exchange for 125,000 shares of common stock of Emerging Media Holdings, Inc., valued at $500,000, the fair value of the common stock at the date of issuance.  The purchase has been accounted for as an equity transaction in accordance with ASC 840-10-45-23, "Business Combinations".  The noncontrolling interest and other comprehensive income has been reduced by $347,399 and credited to the equity of EMH.

c) On August 3, 2010, the Company entered into an agreement to sell its 80% interest in Genesis.  The consideration for the sale was the assignment and transfer to the Company by certain of the Company’s shareholders of 844,390 shares of the Company’s common stock valued at approximately $3.4 million.  The Company recorded a gain on the sale of Genesis of approximately $109,000 which is included in discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2010.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of September 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2011 and 2010 except for the restricted cash which was transferred out in connection with the sale of Genesis.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

		Assets at Fair Value as of September 30, 2011 and December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Cash and cash equivalents	$19,319	$19,319	$-	$-
Held-to-maturity securities	-	-	-	-
Total	$19,319	$19,319	$-	$-
December 31, 2010
Cash and cash equivalents	$401,656	$401,656	$-	$-
Held-to-maturity securities	250,000	-	-	250,000
Total	$651,656	$401,656	$-	$250,000

As of December 31, 2010, cash in the amount of $364,198 and marketable securities of $250,000 are included in net assets of subsidiaries sold on the Company's consolidated balance sheet.

The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of September 30, 2011.

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

Other intangibles are the value assigned to the license purchased as part of the acquisition of Media Top Prim. Amounts assigned to these intangibles were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  Other intangibles are being amortized over 7 years, the life of the license.  Amortization expense was $42,612 and $42,612, for the nine months ended September 30, 2011 and 2010, respectively.

The changes in the carrying value of goodwill for the nine months ended September 30, 2011 is as follows:

Total

Balance, December 31, 2010	$3,639,645

Sale of subsidiaries	(3,639,645)

Balance, September 30, 2011	$-

 The components of intangible assets other than goodwill are as follows:

	September 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$348,000	$189,387	$348,000	$146,775

    Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense

2011	$10,653
2012	49,714
2013	49,714
2014	52,083

5.           DISPOSITION OF SUBSIDIARIES

On February 2, 2011, the Company entered into an Asset Purchase Agreement ("Agreement") with the Company's major shareholder.  The Agreement provides for the sale of the common stock of the Company's following subsidiaries: IM Media Alianta SRL, SA Analytic Media Group and ICS Alkazar Media Services SRL, which included the Company's TV7 television channel.  The Company received 480,000 common shares of Emerging Media Holdings, Inc., valued at $1,800,000.

The Company recorded a loss of approximately $2.9 million in connection with the sales of the subsidiaries which is included in other income (expense) in the Company's consolidated statement of operations for the nine months ended September 30, 2011.

6.           MARKETABLE SECURITIES

At September 30, 2011 and December 31, 2010, marketable securities have a cost and estimated fair value of $-0- and $250,000, respectively.  The market value of the marketable securities did not change as the securities were fixed yield bonds with a fixed price and fixed interest rate.  The investments are held-to-maturity and are recorded at cost, which approximates market value.  As of December 31, 2010, the marketable securities were included in net assets of subsidiaries sold.

7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which includes amounts recorded under capital leases, consisted of the following:

	September 30,	December 31,
	2011	2010
Machinery and equipment	$36,129	$17,649

Less: accumulated depreciation	9,163	6,822
	$26,966	$10,827

Depreciation expense from continuing operations for the nine months ended September 30, 2011 and 2010 totalled $2,341 and $43,372, respectively.

8.           SHORT-TERM DEBT

During the nine months ended September 30, 2011, the Company borrowed $21,362.  The loan is due on demand and bears interest @5% per annum.  Interest expense for the nine months ended September 30, 2011 amounted to $500.

9.           NONCONTROLLING INTEREST

The following table sets forth the noncontrolling interest balance and the changes to this balance attributable to the third-party interests in Alkasar Media Services S.R.L. and SC Genesis International S.A.  As of December 31, 2010, the balance of the noncontrolling interest relates only to the third party interests in Alkasar Media Services S.R.L.

	September 30,	December 31,
	2011	2010
Balance at beginning of period	$103,289	$635,888

Adjustment for sale of Alkasar Media Services
S.R.L. 11 2011	(103,289)	-

Adjustment of noncontrolling interest in connection
with the acquisition of 20% of Genesis
International S.A. in 2010	-	(317,944)

Adjustment for sale of 80% of Genesis	-	71,190

Noncontrolling interest share of income (loss)	-	(285,845)

Balance at end of period	$-	$103,289

10.          INCOME TAXES

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

The nominal statutory corporate rate in the Republic of Moldova is 0% for 2011 and 2010.  Taxes are calculated in accordance with Moldovan regulations and are paid annually.  Taxes are calculated on a separate entity basis since consolidation for tax purposes is not permitted in Moldova.  There is no U.S. tax provision due to losses from U.S. operations during both 2011 and 2010.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

11.          STOCKHOLDERS' EQUITY

 Common Stock

On September 15, 2010, the Company approved a 1:5 forward split adjustment for the holders of common stock consisting of one share for each of five shares held of record or the September 15, 2010 record date.

On June 21, 2011, the Company approved a 1:10 reverse split of the Company's common stock.  The reverse split was effective on October 12, 2011.

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock to be designated for issuance in connection with the acquisition of Media Top Prim.  The preferred shares were convertible into common shares on a 1:1 basis.  In 2009, the 1,000,000 preferred shares were converted into 1,000,000 common shares.  As of September 30, 2011, no preferred shares were outstanding.

Treasury Stock

On September 22, 2008, the Board of Directors authorized the Company to purchase shares of the Company's common stock in the open market.  As of September 30, 2011, the Company repurchased 980 shares in the amount of $9,237.  No shares have been repurchased subsequent to September 30, 2011 except as described below.  In September 2010, treasury shares increased to 1,176 shares due to the 1:5 forward split adjustment.

On February 2, 2011, the Company entered into an Asset Purchase Agreement with the Company's major shareholder. See Note 5 for further information. The Company received 480,000 shares of Emerging Media Holdings, Inc., valued at $1,800,000. As of September 30, 2011 and December 31, 2010, there were 481,176 and 1,176 shares held as treasury shares, respectively.

12.          NET LOSS PER COMMON SHARE

Net loss per common share for the nine and three months ended September 30, 2010 has been revised.  The amounts previously reported were as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2011	September 30, 2011
Loss per common share from
continuing operations - basic
and diluted	$(0.00)	$(0.00)

Loss per share from discontinued
operations - basic and diluted	$(0.10)	$(0.10)

Weighted average common shares
outstanding - basic and diluted	17,814,711	17,041,557

13.          DISCONTINUED OPERATIONS

On September 10, 2010, the Company consummated the sale of its 80% owned subsidiary, Genesis.  The Company received 844,390 shares of its common stock, valued at $3,377,560, from certain of its shareholders as proceeds in connection with the sale.  A gain of approximately $109,000 was recognized in connection with the sale.

The operating results of Genesis have been classified as discontinued operations and are summarized as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales	$-	$569,698	$-	$286,365

Loss before income tax benefit	-	1,945,670	-	(467,788)

Loss from discontinued operations	-	1,945,670	-	(467,788)

14.          BUSINESS SEGMENT INFORMATION

FASB ASC 280-10-10, "Segment Reporting" ("ASC 280-10-10"), established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available is evaluated regularly by management.  The Company is organized by two geographical area segments.  The Company has only one remaining operating segment.  The Company's road construction segment was sold in September 2010 and the information for the nine months ended September 30, 2011 and 2010 is included in discontinued operations.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Revenue by Geographic Areas:
United States	$-	$-	$282,219	$-
Europe	1,039,254	2,223,779	-	784,685
	$1,039,254	$2,223,779	$282,219	$784,685

	September 30,	December 31,
Total Assets:	2011	2010
United States	$4,261	$249,297
Europe	722,552	5,252,179
	$726,813	$5,501,476

15.          COMMITMENTS AND CONTINGENCIES

Contracts

The Company entered into a retransmission rights agreement with Russian Broadcasting Channel JSC “TNT-Teleset” owned by Gazprom Media, a wholly-owned subsidiary of GazProm Corporation (a related party to Alkasar Region LLC, a 50% investor in Alkasar Media Services S.R.L.) to retransmit programs from this television network. The contract is on a long term basis through 2012 and the Company will pay approximately $200,000 in 2011. For the nine months ended September 30, 2011 and 2010, the Company expensed $197,945 and $207,764, respectively.

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

Termination of Agreement with bNET Communications, Inc. and 1-for-10 Reverse Split of Our Common Stock

On September 30, 2011, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with bNET Communications, Inc., a Nevada corporation (“bNET”), pursuant to which the Company agreed to purchase bNET’s digital media library in exchange for shares of the Company’s common stock.  The total number of shares of the Company’s Common Stock to be issued to bNET under the Purchase Agreement was Forty Five Million (45,000,000) shares (the “Purchase Price”) after giving effect to a 1-for-10 reverse split (the “Reverse Split”) contemplated under the Schedule 14C Information Statement, as amended, filed with the U.S. Securities and Exchange Commission on August 17, 2011). The 1:10 reverse split was approved by FINRA and was effective for trading purposes on October 12, 2011. Immediately following the Reverse Split, the Company had 745,095 shares of common stock outstanding.  The closing under the Purchase Agreement was subject to a number of conditions, and on November 7, 2011, the Company terminated the Purchase Agreement due to the failure of bNET to satisfy closing conditions agreed to by the parties.

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

Both parties to the MMC transaction had concluded it was not in their best interests to proceed with closing the transaction, one primary reason being that MMC was unable to provide audited financial statements reflecting the acquisition of a minimum of three men’s health clinics, as agreed by the parties and required by the Exchange Agreement. In that it was terminated prior to completion of closing, the transaction between the Company and MMC is not reflected in the Company’s financial statements for the period ended September 30, 2011 included in this report, and had no effect on the Company’s results of operation or financial position for or as of the end of that period.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the six months ended September 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Trends Affecting our Business

The Company believes the key factors affecting the Company's first quarter 2011 and/or future results include the following:

•
The Company's media business revenues decreased during the first nine months of 2011 due to the sale of three of the Company's media subsidiaries which included TV channel TV 7. The Company continues its operations through its subsidiary, ICS Media Top Prim SRL which owns the TNT channel in Chisnau, Moldova.

•
The Company's media business operations were impacted during the first nine months due to increased costs at its TNT channel as the media business increased focus on the production of high quality broadcasting, which required purchases of more expensive services.

•	The Company's media business experienced increased competition from new TV channels during the first nine months of 2011 that may affect future operations throughout 2011.

Results of Operations

Nine Months ended September 30, 2011 compared to the Nine Months ended September 30, 2010.

REVENUES. Revenues from continuing operations for the nine month period ended September 30, 2011, decreased by $1,184,525 or 46% to $1,039,254 as compared to $2,223,779 during the comparable period of 2010.  The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries in February 2011 offset, in part, to increases in advertising with the TV channel TNT during 2011.

COST OF SALES. Cost of sales from continuing operations for our continuing media business decreased by approximately $945,463 or 70% to $575,287 for the nine month period ending September 30, 2011, from $1,520,750 for the comparable period in 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses decreased by $360,394 or 40% to $392,576 for the nine month period ending September 30, 2011 from $772,970 for the comparable period in 2010. The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries.

LOSS FROM OPERATIONS.  We had losses from continuing media operations of $2,718,914 (which included a loss of $2,870,845 on the disposition of subsidiaries) for the nine months ended September 30, 2011 as compared to a loss of $59,031 for the comparable period in 2010.

OTHER ITEMS. Other income (expense) increased from $10,910 in the nine months ended September 30, 2010 to an expense of $2,870,305 in the current period due to loss in the current period of $2,870,845 on disposition of three of the Company's media subsidiaries.

INCOME TAXES. Income taxes were not provided for the periods ended September 30, 2011 and September 30, 2010 as the Moldovan tax rate was 0% for 2010 and the Company incurred losses during both periods.

Three Months ended September 30, 2011 compared to the Three Months ended September 30, 2010.

REVENUES. Revenues from continuing operations for the three month period ended September 30, 2011, decreased by $502,466 or 64% to $282,219 as compared to $784,665 during the comparable period of 2010.  The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries in February 2011 offset, in part, to increases in advertising with the TV channel TNT during 2011.

COST OF SALES. Cost of sales from continuing operations for our continuing media business decreased by approximately $357,593 or 70% to $150,725 for the three month period ending September 30, 2011, from $508,318 for the comparable period in 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for our media businesses decreased by $157,079 or 60% to $101,676 for the three month period ending September 30, 2011 from $458,755 for the comparable period in 2010. The Company attributes the decrease primarily to the sale of three of the Company's media subsidiaries.

INCOME FROM OPERATIONS.  We had net earnings from continuing media operations of $29,318 for the three months ended September 30, 2011 as compared to income of $20,500 for the comparable period in 2010.

OTHER ITEMS. Other income (expense) decreased from $2,888 in the three months ended September 30, 2010 to an expense of $(500) in the current.

INCOME TAXES. Income taxes were not provided for the periods ended September 30, 2011 and September 30, 2010 as the Moldovan tax rate was 0% for 2010 and the Company incurred losses during both periods.

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

During the first nine months of 2011, the Company has funded its capital requirements primarily through operating activities.  As of September 30, 2011 the Company had a cash balance of $19,319. This compares with a cash balance of $37,458 at December 31, 2010.  The Company expects cash flow from operations to fund the Company’s media operating activities for the next twelve months.

The Company had a working capital surplus of approximately $391,561 and a stockholders’ equity of approximately $577,140 as of September 30, 2011.  Cash and cash equivalents decreased approximately $8,000 for the nine months ended September 30, 2011.  The decrease is primarily attributable to net cash used in operations of $21,228 and net cash used in investing activities of $(18,480), net of cash provided by financing activities of $21,362.

Accounts receivable, net of allowances, were approximately $153,937 at September 30, 2011.

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

ITEM 4T. Controls and Procedures.

As of September 30, 2011, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EMERGING MEDIA HOLDINGS, INC.
                                                                                                           (Registrant)

EMERGING MEDIA HOLDINGS, INC

Date: November 21, 2011	By:	/s/ Iurie Bordian

Iurie Bordian, Chief Executive Officer and Chief Financial Officer