Form 10-K
period 2011-12-31
EMERGING MEDIA HOLDINGS INC
filed 2012-04-12
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

EMERGING MEDIA HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	13-1026995
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 South Orange Ave., Suite 1510, Orlando, FL	32810
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:    (407) 514-1260

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

Number of shares of Common Stock outstanding as of March 12, 2012: 25,205,101 shares.

ii

iii

PART I

Item 1.  Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," and the "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were incorporated under the laws of the State of Nevada on September 3, 2003. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.  As of February 10, 2011, as a result of our Board of Directors’ determination that the Company should seek an acquisition that would provide growth in shareholder value, we agreed to the acquisition of Men’s Medical Corporation, which proposed to acquire men’s sexual health clinics, and on February 10, 2011 sold three of our subsidiary companies, IM Media Alianti SRL, Analytic Media Group SA and Alkazar Media Services SRL, to our major shareholder, in exchange for 4,800,000 shares of our common stock and the assumption of liabilities associated with these subsidiaries. Our acquisition of Men’s Medical Corporation was not completed and was subsequently terminated on May 31, 2011 by agreement of both parties.

Recent Development

On December 29, 2011, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp. (“Lifestyle Medical”), which manages two men’s sexual health clinics located in Altamonte Springs, Florida and Scottsdale, Arizona, utilizing technologies and practices licensed to its subsidiary, Elite Professional IP Licensing, LLC (“Elite”), pursuant to an October 5, 2010 License Agreement with Modular Properties Limited, Inc. (the “License Agreement”). The consideration paid by the Company for the acquisition of Lifestyle Medical was 5,000,000 shares of our common stock paid to the holders of a majority of the outstanding shares of LMC, valued at $2,500,000. On February 2, 2012, we completed acquisition of the rights to our licensed men’s medical clinic operating technologies and processes, by acquiring from Worldwide Medassets, Ltd. (SAL) the full assignment of rights to the License Agreement, by the issuance of 19,000,000 shares of our common stock in exchange for the satisfaction of the outstanding $3,000,000 principal balance on the note issued to Worldwide Medassets, Ltd. in connection with the assignment of rights to the License Agreement to Elite. On December 30, 2011, we completed the sale of our remaining Moldova media subsidiaries in exchange for the assumption of the liabilities of the subsidiaries and 250,000 shares of our common stock.

Our Business

Currently we own 100% of the outstanding shares of Lifestyle Medical, and our Board of Directors has determined, based on the expertise of our management in this area, and our rights under the License Agreement that our business model should be to establish, or identify and acquire through a business combination, one or more men’s sexual health clinic businesses. Our clinics provide healthcare services for men. We plan to specialize in the treatment of erectile dysfunction and premature ejaculation. We would also provide an array of services related to the general wellness of men, including, hormone replacement therapy, weight management solutions, and diagnostic testing services.

As of the date of this report, we are licensing to two men’s health clinics our rights the men’s health technologies and processes under the License Agreement (“Licensed Rights”) and are focusing our efforts on evaluating the start-up and/or the identification for acquisition of additional men’s health clinic businesses. We plan also to license our Licensed Rights to clinics that we do not own. As of this date, we have not entered into any further agreements relating to any such initial start-up of a clinic or any acquisition of a clinic business.

The License Agreement

The License Agreement, under which our wholly-owned subsidiary, Elite Professional IP Licensing, LLC, is the licensee, provides for the license of the Licensed Rights, consisting generally of medical services, operational systems, manuals, certain names and logo designs and other intellectual property in connection with the operation of medical clinics that provide services related to men’s health within the territory of the continental United States.  The License Agreement provides for a fee of 4% of gross receipts of us as Licensee, payable quarterly.  The term of the License Agreement is for twenty (20) years from the effective date, October 5, 2010.

Plan of Operation

In seeking to expand our business by starting up or acquiring men’s health clinics, we plan to provide consulting services to medical clinics utilizing the Licensed Rights.  We may participate in a men’s health business venture of any kind or nature, including licensing our Licensed Rights under the License Agreement. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire existing businesses as subsidiaries. It is impossible to predict at this time the status of any business that we may seek to acquire, in that such business may need additional capital and may desire to have its shares publicly traded, or may value other perceived business advantages that we offer.

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

We have, and will continue to have, limited capital with which to start up a medical clinic business or to provide the owners of similar business opportunities with any significant cash or other assets. Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

o           available technical, financial and managerial resources;

o           working capital and other financial requirements;

o           history of operations, if any;

o           prospects for the future, and the nature of present and expected competition;

o           quality and experience of management services which may be available and the depth of that management; and

o           potential for growth, expansion and profit.

Our officers and directors expect to meet personally with management and key personnel of any company that we may propose to acquire or partner with as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors.

We will rely upon the efforts of our officers and directors in implementing and evaluating business opportunities. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

Acquisition Structure

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, one or more our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of securities issued in the transaction immediately after the transaction is consummated or at specified times thereafter. The issuance of additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

Competition

The health care industry, including the market for outpatient clinic facilities of the type we operate, is competitive.  We experience competition from other men’s health clinics and individual practitioners in the Florida and Arizona market areas for the two clinics we license, as well as generally from medical practices and hospitals.  Competitors may have existing relationships with the medical community which may be superior ours or to those of our clinics.

Governmental Regulation

Our licensee clinics are licensed by the States of Florida and Arizona and are also subject to regulation by various state governmental entities. Regulation of the clinics is also through agencies having responsibility for health insurance, workers’ compensation and license applications and payments.

Our clinics are also licensed by county and local governmental entities in Florida and Arizona as to occupational licensing.

Prohibition Against Practice of Medicine

The establishment, marketing and operation of our men’s health clinics are subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians.  They also limit the manner in which patients may be solicited. We believe our plan of operations complies with such laws.  There can be no assurance, however, that state authorities or courts will not determine in the future that we are engaged in the unauthorized practice of medicine.  Such a determination could have a materially adverse effect upon the Company and would prohibit the affected clinics from continuing their current procedures for conducting business.

Insurance

The Company plans to carry workers' compensation insurance and maintain comprehensive and general liability insurance in amounts deemed adequate by management.

Employees

As of December 31, 2011, we employed a total of three employees, all of whom are full-time. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

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

General

Risks Relating to Establishing or Acquiring Men’s Sexual Health Clinics

WE WILL REQUIRE FINANCING TO PROCEED WITH OUR PLANNED PROGRAM TO ESTABLISH OR ACQUIRE MEN’S SEXUAL HEALTH CLINICS.

We do not operate any men’s sexual health clinics at present.  We will require substantial additional financing to start up or to acquire one or more men’s sexual health clinic businesses, and there is no assurance that such financing will be available to us.

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFICER, AND IMPLEMENTATION OF OUR BUSINESS PLAN COULD BE SERIOUSLY HARMED IF WE LOSE THE SERVICES OF OUR CEO.

We depend heavily on the services of Mr. Chrisopher Smith, our Chief Executive Officer, to identify business opportunities and to negotiate acquisition of men’s sexual health clinic businesses. We do not have a “key person” life insurance policy on Mr. Smith to cover our losses in the event of his death. There can be no assurance that our CEO will remain in his management position with us, and the loss of his services would disrupt our proposed men’s sexual health business operations which could reduce our revenues and profits.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities in the men’s sexual health field or in concluding a business combination. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION

We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity in the men’s sexual health field not having any significant operating history or assets, or with a limited potential for earnings.

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

Risks Related to Operation of Clinics

IF WE FAIL TO COMPLY WITH EXTENSIVE LAWS AND GOVERNMENT REGULATIONS GOVERNING THE OPERATION OF MEDICAL CLINICS, WE OR OUR LICENSEES COULD SUFFER PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS.

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

POTENTIAL FOR LIABILITY CLAIMS

The nature of the Company's business and services entails the risk of liability claims, which could arise, for example, out of faulty procedures, diagnoses or mishandling of test results. The Company plans to obtain professional liability insurance coverage with limits of amounts deemed adequate by management in respect of such contingencies. However, there can be no assurance that claims will not be asserted in the future, or that any damages assessed against the Company will not exceed the limits of available insurance coverage. In addition, the potential negative publicity that could arise from a professional liability claim could have a material adverse effect on the Company, even if we were ultimately to prevail in the defense of the claim.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We are presently leasing office space for our corporate offices in the U.S. at 201 South Orange, Orlando, Florida 32810 under a two-year lease, expiring March 31, 2014, at a monthly rental of $3,000.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

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

Fiscal Year Ended December 31, 2010	High	Low

Quarter Ended March 31, 2010	4.20	1.70

Quarter Ended June 30, 2010	2.08	1.50

Quarter Ended September 30, 2010	4.00	1.70

Quarter Ended December 31, 2010	3.70	.50

Fiscal Year Ended December 31, 2011

Quarter Ended March 31, 2011	4.00	.60

Quarter Ended June 30, 2011	2.40	.50

Quarter Ended September 30, 2011	2.40	.20

Quarter Ended December 31, 2011	1.85	.12

Fiscal Year Ended December 31, 2012

Quarter Ended March 31, 2012	.60	.12

*           All prices are adjusted for the 1-for-10 reverse split effective October 12, 2011, and the one-for-five stock dividend effective September 13, 2010.

Holders

As of March 12, 2012, there were approximately 138 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

The following table sets forth the unreported sales of unregistered securities by the Company in the year ended December 31, 2011.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

October 13, 2011	250,000 shares of common stock, issued as compensation for consulting services performed.	Consultant	NA	$0.50 per share/NA
October 13, 2011	100,000 shares of common stock, issued as compensation for consulting services performed.	Consultant.	NA	$0.50 per share/NA
October 13, 2011	250,000 shares of common stock, issued as compensation for consulting services performed.	Consultant.	NA	$0.50 per share/NA
October 13, 2011	100,000 shares of common stock, issued as compensation for consulting services performed.	Consultant.	NA	$0.50 per share/NA
(1) The issuances to consultants are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.

The Company has no equity compensation plans in effect, or any securities outstanding under equity compensation plans, as of the date of this report.

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

General

Organization

Emerging Media Holdings, Inc was incorporated in the State of Nevada on September 3, 2003. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.

As of February 10, 2011, we agreed to the acquisition of Men’s Medical Corporation, which proposed to acquire men’s sexual health clinics, and on February 10, 2011 sold three of our subsidiary companies, IM Media Alianti SRL, Analytic Media Group SA and Alkazar Media Services SRL, to our major shareholder, in exchange for 4,800,000 shares of our common stock and the assumption of liabilities associated with these subsidiaries. Our acquisition of Men’s Medical Corporation was not completed and was subsequently terminated on May 31, 2011 by agreement of both parties.

Recent Developments

On December 29, 2011, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp. (“Lifestyle Medical”), which manages two men’s sexual health clinics, utilizing technologies and practices licensed to its subsidiary, Elite Professional IP Licensing, LLC (“Elite”), pursuant to an October 5, 2010 License Agreement with Modular Properties Limited, Inc. (the “License Agreement”). The consideration paid by the Company for the acquisition of Lifestyle Medical was 5,000,000 shares of our common stock paid to the holders of a majority of the outstanding shares of LMC, valued at $2,500,000. On February 2, 2012, we completed acquisition of the rights to our licensed men’s medical clinic operating technologies and processes, by acquiring from Worldwide Medassets, Ltd. (SAL) the full assignment of rights to the License Agreement, by the issuance of 19,000,000 shares of our common stock in exchange for the satisfaction of the outstanding $3,000,000 principal balance on the note issued to Worldwide Medassets, Ltd. in connection with the assignment of rights to the License Agreement to Elite.

On December 30, 2011, we completed the sale of our remaining Moldova media subsidiaries in exchange for the assumption of the liabilities of the subsidiaries and 250,000 shares of our common stock.

Basis of Presentation

Throughout this Form 10-K, the terms "we," "us," "our," "EMH" and "Company" refer to Emerging Media Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Critical Accounting Policies and Estimates

The discussion and analysis of our plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets and liabilities.

Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Note 1 to our audited Financial Statements included in this Report discusses the most significant policies we apply, or intend to apply, in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America.

New Financial Accounting Standards

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

During the year ended December 31, 2011, we incurred a net loss of $356,467, due to our having incurred $236,467 in general and administrative expense and $120,000 in interest expense.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2011, we had a working capital deficiency of approximately $3,356, 167.  At December 31, 2011, we had total assets of approximately $6,000,033. We had $33 cash at December 31, 2011. Net cash used in operating activities in 2011 was  $267; net cash from financing activities was $300 in 2011, after receipt of proceeds from contributions from shareholders of $3,000,300 and repayment of debt of $3,000,000.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2011, we generated revenues of $-0-, incurred operating expenses of $356,467, and had no net income.  As of December 31, 2011, we had $33 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

We will have  to  obtain  significant  additional  capital  to  continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans. The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise  substantial doubt about the Company's ability to continue as a going  concern.  The financial  statements do not include any  adjustments  that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

EMERGING MEDIA HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

EMERGING MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Emerging Media Holdings, Inc. and Subsidiaries
Orlando, FL

We have audited the accompanying consolidated balance sheets of Emerging Media Holdings, Inc. and Subsidiaries (collectively, the “Company”) (a Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2011, and for the period October 8, 2010 (Date of Formation) through December 31, 2010 and for the period October 8, 2010 (Date of Formation) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  These factors and others as described in Note 1 raise substantial doubt about the Company's ability to continue as a going concern.
These financial statements do not include any adjustments relative to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA’s Inc.
Madsen & Associates, CPA’s Inc.

April 10, 2012

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$33	$-

Intangible assets - net	6,000,000	-

TOTAL ASSETS	$6,000,033	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$3,000,000	$-
Accrued expenses	356,200	-

Total Current Liabilities	3,356,200	-

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 6,195,101 and 5,000,000 shares issued and 6,194,983
and 5,000,000 shares oustanding at December 31, 2011 and 2010, respectively	6,195	5,000
Additional paid-in-capital	3,003,342	(5,000)
Deficit	(356,467)	-
Less: Cost of common stock in treasury, 118 and -0- shares
at December 31, 2011 and 2010, respectively	(9,237)	-
Total Stockholders' Equity	2,643,833	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,000,033	$-

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period	For the Period
	For the Year Ended	October 8, 2010	October 8, 2010
	December 31,	(Date of Formation)	(Date of Formation)
	2011	through December 31, 2010	through December 31, 2011
Revenues	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	236,467	-	236,467
	236,467	-	236,467

Loss from operations	-	-	-

Other income (expense):
Interest expense	120,000	-	120,000

Loss from operations before
provision for income taxes	(356,467)	-	(356,467)

Provision for income taxes	-	-	-

Net loss	$(356,467)	$-	$(356,467)

Loss per common share	($0.07)	$0.00

Weighted average common shares outstanding
- basic and diluted
	5,009,823	5,000,000

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY

		Common Stock			Retained
		Number of		Additional Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(356,467)				(356,467)

Balance, December 31, 2011	$2,643,833	6,195,101	$6,195	$3,003,342	$(356,467)	$(9,237)

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period	For the Period
	For The Year Ended	October 8, 2010	October 8, 2010
	December 31,	(Date of Formation)	(Date of Formation)
	2011	through December 31, 2010	through December 31, 2011
Cash flows from operating activities:
Net loss	$(356,467)	$-	$(356,467)
Increase in accrued expenses	356,200	-	356,200

Net Cash Used In Operating Activities	(267)	-	(267)

Cash flows from financing activities:
Proceeds from contributions from shareholders	3,000,300	-	3,000,300
Repayment of debt	(3,000,000)	-	(3,000,000)

Net Cash Provided by Financing Activities	300	-	300

Net increase in cash	33	-	33

Cash and cash equivalents - Beginning of year	-	-	-

Cash and cash equivalents - End of year	$33	$-	$33

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		For the Period	For the Period
	For The Year Ended	October 8, 2010	October 8, 2010
	December 31,	(Date of Formation)	(Date of Formation)
	2011	through December 31, 2010	through December 31, 2011

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock	$-	$5,000	$5,000

Intangible asset in exchange for
short-term debt	$6,000,000		$6,000,000

Details of reverse acquisition:
Common stock issued	$1,195		$1,195

Paid-in capital in connection with
common stock issued	8,042		8,042

Treasury stock acquired	(9,237)		(9,237)

Net assets acquired	$-		$-

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a "Development Stage Company")
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND THE PERIOD OCTOBER 8, 2010
(Date of Formation) THROUGH DECEMBER 31, 2010

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Emerging Media Holdings, Inc. (the "Company" or "EMH") was incorporated in the State of Nevada.  The Company directs its operations through its subsidiaries.  During 2011, the Company sold its media business in Moldova in exchange for 730,000 of its common shares.  In December 2011, the Company entered into an exchange agreement and purchased LifeStyle Medical Corp. ("LMC").  In connection with the acquisition, the operations of the Company are now the operations of LMC.  LMC operates its business under a License related to patent rights used in connection with the operations of medical clinics that provide medical services related to men's health, with proprietary trade names and logo designs.

The Company is considered a development stage enterprise as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development Stage Entities" ("ASC 915").  The Company has limited revenue to date, continues to raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

Acquisition of Lifestyle Medical Corporation

On December 29, 2011, the Company closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp., incorporated under the laws of Florida, pursuant to an Exchange Agreement, executed on that date, by and between the Company and Lifestyle Medical Corporation. The consideration paid by the Company for the acquisition of LMC was 5,000,000 shares of the Company's common stock paid to the holders of 100% of the outstanding shares of LMC, valued at $2,500,000, the fair market value at the date of issuance.

LMC was incorporated under the laws of the state of Florida on November 14, 2011, and on December 27, 2011 (immediately prior to LMC’s acquisition by the Company) acquired 100% of the membership interests in Elite Professional IP Licensing, LLC, a Delaware limited liability company formed on October 8, 2010 (“Elite”), and 100% of the outstanding shares of Regional Professional Alliance, Inc., a Florida corporation incorporated on October 11, 2010 (“RPA”).  LMC, Elite and RPA are entities under common control and all three have the same ownership. At the time of its acquisition by LMC, Elite was the assignee, pursuant to an assignment effective May 9, 2011 (the “Assignment”), from Worldwide Medassets, Ltd. SAL (“WMA”) of WMA’s rights as licensee under an October 5, 2010, License Agreement (the “License” or "License Agreement") with Modular Properties Limited, Inc., as Licensor (“MPL”).  The fee that was payable to WMA in connection with the Assignment of the MPL License was $6,000,000, represented by a secured promissory note dated May 7, 2011 the (“WMA Note”) in the principal amount of $6,000,000 issued by Saddleworth Ventures, LLC, a Florida limited liability company ("Saddleworth Ventures") to WMA.  At that time the ownership of Saddleworth Ventures was identical to the ownership of Elite (now a wholly-owned subsidiary of the Company).  Mr. Christopher Smith, the Company's Chief Executive Officer, had a 25.6% equity interest in Elite at the time of the assignment of the license and the same interest in Saddleworth Ventures.  As of the December 27, 2011 acquisition of Elite by LMC, $3,000,000 of the amount owing under the WMA Note had been paid to WMA.

For accounting purposes only, the transactions between LMC with Elite and RPA and the transaction between EMH and LMC were treated as a recapitalization of LMC, as of December 29, 2011, with LMC as the acquirer.  The financial statements prior to December 29, 2011, are those of LMC and reflect the assets and liabilities of LMC at historical carrying amounts.  The financial statements show a retroactive restatement of LMC's historical stockholders' equity to reflect the equivalent number of shares issued to LMC.

Acquisition by the Company of the Rights to the License with MPL

As of January 5, 2012,  Saddleworth Ventures, with the consent of WMA, assigned the WMA Note to Saddleworth Consulting, LLC, a Florida limited liability company (“Saddleworth Consulting”), and Saddleworth Consulting assumed all obligations under the WMA Note, $3,000,000 of the principal amount of which was outstanding as of the date of the assignment.

Pursuant to a Stock Purchase Agreement, dated as of February 8, 2012, between the Company and Saddleworth Consulting, the Company agreed to issue 19,000,000 shares of its common stock to Saddleworth Consulting in exchange for the satisfaction by Saddleworth Consulting of the outstanding $3,000,000 principal balance and accrued interest on the WMA Note.  In consideration of the stock issuance, such outstanding principal balance and all obligations under the WMA note to WMA were satisfied by Saddleworth Consulting.  The shareholders of Saddleworth Consulting are the same as the shareholders who received the 5,000,000 shares in connection with the reverse acquisition.

A pro forma balance sheet as of December 31, 2011 assuming the issuance of 19,000,000 shares as of December 31, 2011 is as follows:

ASSETS

Current Assets:
Cash and cash equivalents	$33

Intangible assets - net	6,000,000

TOTAL ASSETS	$6,000,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$236,200

Stockholders' Equity:
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,195,101 shares issued
and 25,194,983 shares outstanding at
December 31, 2011	25,195
Additional paid-in-capital	6,104,342
Deficit	(356,467)
Less: Cost of common stock in treasury, 118
shares at December 31, 2011	(9,237)
Total Stockholders' Equity	5,763,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,000,033

Going Concern

The consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Business Combinations

During 2010, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2010 and as a result, a total of $200,000 and $-0- in acquisition related costs were charged to selling, general and administrative expenses during 2011 and the period October 8, 2010 (Date of Formation) through December 31, 2010, respectively.

Evaluation of Long-lived Assets

Licenses represent an important component of the Company’s total assets.  The Company amortizes its license on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Income Taxes

Taxes are calculated in accordance with taxation principles currently effective in the United States of America.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company's cash and cash equivalents are concentrated primarily in banks in the United States of America.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  For the year ended December 31, 2011 and the period October 8, 2010 (Date of Formation) through December 31, 2010, there were -0- and -0- shares, respectively, potential common shares outstanding.

New Financial Accounting Standards

Accounting Standards Update No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”)

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 – Testing Goodwill for Impairment (Topic 350): Intangibles—Goodwill and Other (“ASU No. 2011-08”)

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company’s results of operations or financial condition.

2.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2011 and the period October 8, 2010 (Date of Formation) through December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

Assets at Fair Value Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 2)
December 31, 2011
Cash and cash equivalents	$33	$33	$-	$-

December 31, 2010
Cash and cash equivalents	$-	$-	$-	$-

The Company has other financial instruments, such as accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of December 31, 2011.

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

3.	INTANGIBLES

The MPL License Agreement

The MPL License Agreement, under which the Company's wholly-owned subsidiary, Elite, is the licensee pursuant to the Assignment from WMA, provides for the license of medical services, operational systems, manuals, certain names and logo designs and other intellectual property in connection with the operation of medical clinics that provide services related to men’s health within the territory of the continental United States (the “Licensed Rights”).  The License Agreement provides for a fee of 6% of gross receipts of Licensee, payable quarterly.  The term of the License Agreement is for twenty (20) years from the effective date, May 9, 2011. The Company plans to establish new medical clinics or acquire existing clinics, as well as to provide consulting services to medical clinics utilizing the Licensed Rights.

Intangibles are the value of the MPL license.  Amounts assigned to this intangible were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  The intangibles are being amortized over 20 years, the life of the license.  Amortization expense will commence upon the use of the license during 2012.

The components of intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$6,000,000	$-	$-	$-

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2012	$300,000
2013	300,000
2014	300,000
2015	300,000
2016	300,000

4.	DEBT

Short-term debt as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Secured promissory	$3,000,000	$-
note to Worlwide Medassets, Ltd. SAL,
interest @ 6% per anum. The note was
paid in full February 2, 2012

Less: Current portion	3,000,000	-
	$-	$-

Interest expense for the years ended December 31, 2011 and the period October 8, 2010 (Date of Formation) through December 31, 2010 amounted to $120,000 and $-0-, respectively.

5.	ACCRUED EXPENSES

	December 31,
	2011	2010
Interest	$120,000	$-
Acquisition costs	200,000	-
Other	36,200	-
	$356,200	$-

6.           INCOME TAXES

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

The provision for income taxes consist of the following:

For the Period
October 8, 2010
	Year Ended	(Date of Formation)
	December 31,	Through December 31,
	2011	2010
Current:
Federal	$-	$-
Foreign	-	-
	-	-

Deferred:
Federal	-	-
Foreign	-	-
	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

		For the Period
		October 8, 2010
	Year Ended	(Date of Formation)
	December 31,	Through December 31,
	2011	2010
Tax provision (benefit) computed at
the federal statutory rate of 34%	$(121,199)	$-

Unused net operating losses	121,199	-
	$-	$-

As of December 31, 2011, the Company recorded a deferred tax asset associated with a U.S. net operating loss  (“NOL”) carryforward of approximately $6.7 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's U.S. NOL expires in 2026.

The types of temporary difference between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2011		2010
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred tax assets: Current
U.S. net operating loss
carryforward	$6,704,000	$2,279,000	$-	$-

Valuation allowance	(6,704,000)	(2,279,000)	-	-

Net deferred income tax asset	$-	$-	$-	$-

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.  The Company's reverse capitalization meets the definition of an ownership change and some of the NOL's will be limited.

7.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, Elite had activities with Saddleworth Ventures, a related party.  The ownership of Saddleworth Ventures is identical to the ownership of Elite. Saddleworth Ventures assigned the rights to Elite as licensee under License Agreement with MPL.  In connection with the purchase of the license, $3 million of the $6 million purchase price was paid by the members of Elite on the amount owing under the WMA note.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its offices in Orlando, Florida under a lease expiring on December 31, 2013 at a monthly rental of $3,000.  The lease requires the Company to pay certain executory costs (such as maintenance and insurance).  The lease contains no escalation or capital improvement funding provisions.

Future minimum lease payments for operating leases are approximately as follows:

Year Ending
December 31,
2012	$36,000
2013	42,000
2014	-
$78,000

Rent expense was $-0- and $-0- for the years ended December 31, 2011 and 2010, respectively.

Consulting Agreements

In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.

9.	SUBSEQUENT EVENTS

1.
On January 5, 2012, LMC paid $150,000 in accrued acquisition costs and issued a promissory note in the amount of $50,000 in connection with the Company's reverse acquisition.  The note is interest free and was paid in full in February 2012.

2.
On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company.  The note is interest free and is due April 15, 2012.  In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

3.
On February 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company.  The unsecured note is interest free and is due May 15, 2012.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

4.
On February 3, 2012, LMC loaned $32,000 to Health Clinics of Florida, LLC.  The unsecured note is interest free and due May 15, 2012.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.  The manager of Health Clinics of Florida, LLC is a shareholder of the Company.

5.
Pursuant to a Stock Purchase Agreement, dated as of February 8, 2012, between the Company and Saddleworth Consulting, the Company agreed to issue 19,000,000 shares of its common stock to Saddleworth Consulting in exchange for the satisfaction by Saddleworth Consulting of the outstanding $3,000,000 principal balance and accrued interest on the WMA Note.  In consideration of the stock issuance, such outstanding principal balance and all obligations under the WMA note to WMA, a shareholder of the Company, were satisfied by Saddleworth Consulting.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2009.

Name	Age	Title
Christopher P. Smith	48	Chief Executive Officer and Director
Iurie Bordian	49	President and Director
Teodor Cepoi	54	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Mr. Smith was elected a director, and appointed as our President and Chief Executive Officer, on February 4, 2012, in connection with the acquisition by the Company on December 29, 2011 of all of the outstanding capital stock of Lifestyle Medical Corporation (LMC). Mr. Smith has served as the President of LMC which, since its formation on November 14, 2011, acquired two companies that license and manage men’s health clinics prior to LMC’s acquisition by the Company. Mr. Smith also served as the President of Men’s Medical Corporation since its inception on August 6, 2010. Our planned acquisition of this company was terminated on May 31, 2011, by agreement of all parties, one primary reason being that Men’s Medical Corporation was unable to provide audited financial statements reflecting the acquisition of a minimum of three men’s health clinics, as agreed by the parties and required by the acquisition agreement. Mr. Smith has also been the Managing Member of Saddleworth Ventures LLC, a financial consulting firm, since March 30, 2006.  He graduated from Flagler College with a Bachelor of Arts degree in 1995 majoring in business and economics.  From 2005 until the formation of Saddleworth Ventures LLC, Mr. Smith worked as an independent financial consultant on various projects in the medical field.

Iurie Bordian, has been the Company’s CEO and Chairman since October 2006 through February 11, 2011. At this time Mr Bordian is a director of the Company. From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as CEO and Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO of MA-VEST SRL, Moldova. From 1994-1998 he was Chief Legal Council of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was legal counselor the City Council in the District of Soroca From 1988-1990 he worked as investigator (Economic and Financial offences) for the Ministry of Internal Affairs of the Republic of Moldova. From 1985-1990 he served as Chief Investigator at the Public Prosecutor's Office of the Republic of Moldova. From 1983 to 1985 he worked as Legal Counselor at the Soroca District Trade Association. Mr. Bordian's education includes the State University of Moldova and the University of Cluj-Napoca, Romania. He has a degree in Financial Law. He is fluent in Romanian, Russian, and French and has working knowledge of English. Address: 21,Viilor 9/4 str. Soroca, Republic of Moldova, MD-2000

 Mr. Teodor Cepoi Gheorghe, age 54, was elected to our Board of Directors on October 11, 2011, and is a 1986 graduate of the National Institution of Physical Education and Sport, Livov, Ukraine. From 2002 to 2007, Mr. Cepoi held a director position at Chisinau International College, Chisinau, Moldova, and was a lecturer in criminology at the Criminology University, Chisinau, Moldova, from 2001 to 2002. Prior thereto from 1988 to 2000, he was an international soccer referee, with FIFA and UEFA status. From 1988 to 1991, he refereed soccer in the Russian Federation; from 1990 to 2007, he was a referee for the Moldova National Division; and from 1995 to 2000, he refereed for FIFA and UEFA matches. We believe that Mr. Cepoi will contribute to the Company valuable business experience and numerous contacts in Moldova and the surrounding areas.

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

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in Florida and Europe and familiarity with international business issues.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 201 South Orange Ave., Suite 1510, Orlando, FL32810 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  The Company believes that all such required filings in the fiscal year ended December 31, 2011 have been made, with the exception of those listed below.

Mr. Teodor Cepoi was appointed as a director on October 11, 2011, and was required to file a Form 3 within 10 days of his appointment. Mr. Cepoi has not yet filed the required Form 3.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2009, 2010 and 2011 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
Iurie Bordian, CEO
	2009	$33,000							$33,000
	2010	$21,440							$21,440
	2011	$-0-							$-0-

(1)  Mr. Bordian became Chief Executive Officer on October 16, 2006.

(2)  Compensation is paid in Moldovan leí, the official currency of Moldova.

Stock Options Granted and Exercised in The Year Ended December 31, 2011

No stock option grants were made in the fiscal year ended December 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 12, 2012 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Emerging Media Holdings, Inc., 201 South Orange Ave., Suite 1510, Orlando, FL 32810.

The percentage of beneficial ownership in the following table is based upon 25,205,101 shares of common stock outstanding as of March 12, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Christopher P. Smith	1,262,857	5.01%
Pekan LLC 1343 Tadsworth Terrace Lake Mary, FL 32746	3,480,000	13.80%
Medpro LLC Abramsbynite 149C FIN-02450 Sundsberg, Finland	1,296,000	5.14%
James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	16.76%
The Dellinger Fund 201 S. Orange Ave., Suite 1510 Orlando, FL 32801	5,800,000	23.01%
Iurie Bordian	10,000	*
All officers and directors as a group	1,272,857	5.05%
* Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Acquisition of Lifestyle Medical Corporation

On December 29, 2011, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp., incorporated under the laws of Florida, pursuant to an Exchange Agreement, executed  on that date, by and between the Company and Lifestyle Medical Corporation (LMC). The consideration paid by the Company for the acquisition of LMC was 5,000,000 shares of our common stock paid to the holders of a majority of the outstanding shares of LMC, valued at $2,500,000. Christopher Smith, our Chief Executive Officer and a director, received 1,262,857 shares of our common stock in this transaction, by reason of his ownership position in LMC.

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2010 and 2011 by Madsen & Associates, CPA’s Inc.

	2010	2011
Audit Fees	$53,000	$35,000
Audit-related Fees
Tax Fees	2,500	5,000
All Other Fees

Total Fees	$55,500	$40,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2009.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2011, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2011.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB, filed January 23, 2007).
3.1a	Certificate of Amendment to Articles of Incorporation, filed September 12, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 20, 2011.)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-SB, filed January 23, 2007).
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

10.8
Exchange Agreement, dated January 31, 2011, between the Company and Men’s Medical Corporation. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 31, 2011.)

10.9
Asset Purchase Agreement, dated February 2, 2011, between the Company and Chiril Luchinsky. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 31, 2011.)

10.10
Exchange Agreement, dated December 29, 2011, between the Company and Lifestyle Medical Corporation. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 6, 2012.)

10.11
Assignment, dated May 9, 2011, of BMG Licensing Agreement to Elite Professional IP Licensing Company, LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)

10.12
License Agreement, dated October 5, 2010, between Modular Properties Limited, Inc. and Worldwide Medassets, Ltd. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)

10.13
Stock Purchase Agreement, dated February 8, 2012, between the Company and Saddleworth Consulting, LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

*           Filed herewith.
**         Furnished herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING MEDIA HOLDINGS, INC

Date: April 12, 2012	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 12, 2012.

/s/ Christopher Smith
Christopher Smith, Chief Executive Officer, Principal Financial Officer and Director

By:/s/ Iurie Bordian
Iurie Bordian, President and Director

By:
Todor Cepoi, Director