Form 10-Q
period 2012-03-31
EMERGING MEDIA HOLDINGS INC
filed 2012-05-17
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        March 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      to

Commission File Number:                0-52408

EMERGING MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	13-1026995
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 SOUTH ORANGE AVE., SUITE 1510, ORLANDO, FLORIDA	32810
(Address of principal executive offices)	(Zip Code)

(407) 514-1260
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

As of May 11, 2012, there were 25,205,101 shares of Common Stock, $0.001 par value, issued and outstanding.

EMERGING MEDIA HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$1,734	$33
Loan receivable	32,000	-
	33,734	33

Intangible assets - net	6,000,000	6,000,000
Other asets	6,000	-
TOTAL ASSETS	$6,039,734	$6,000,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$338,000	$3,000,000
Accrued expenses	35,500	356,200

Total Current Liabilities	373,500	3,356,200

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,205,101 and 6,195,101 shares issued and 25,204,983 and 6,194,983
shares oustanding at March 31, 2012 and December 31, 2011, respectively	25,205	6,195
Additional paid-in-capital	6,212,672	3,003,342
Deficit	(562,406)	(356,467)
Less: Cost of common stock in treasury, 118 and 118 shares
at March 31, 2012 and December 31, 2011, respectively	(9,237)	(9,237)
Total Stockholders' Equity	5,666,234	2,643,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,039,734	$6,000,033

See notes to unaudited consolidated financial statements.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	For the Three Months Ended		October 8, 2010
	March 31,		(Date of Formation)
	2012	2011	through March 31, 2012
Revenues	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	160,939	-	397,406
	160,939	-	397,406

Loss from operations	(160,939)	-	(397,406)

Other income (expense):
Interest expense	(45,000)	-	(165,000)

Loss from operations before
provision for income taxes	(205,939)	-	(562,406)

Provision for income taxes	-	-	-

Net loss	$(205,939)	$-	$(562,406)

Loss per common share	$(0.01)	$0.00

Weighted average common shares outstanding
- basic and diluted
	17,264,661	5,000,000

See notes to unaudited consolidated financial statements.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

		Common Stock			Retained
		Number of		Additional Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(356,467)				(356,467)

Balance, January 1, 2012	2,643,833	6,195,101	6,195	3,003,342	(356,467)	(9,237)

Issuance of common stock for repayment
of note payable and accrued interest	3,165,000	19,000,000	19,000	3,146,000

Issuance of common stock for services	5,500	10,000	10	5,490

Issuance of warrants	57,840			57,840

Net loss for the three months ended
March 31, 2012	(205,939)				(205,939)

Balance, March 31, 2012	$5,666,234	25,205,101	$25,205	$6,212,672	$(562,406)	$(9,237)

See notes to unaudited consolidated financial statements.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For The Three Months Ended		October 8, 2010
	March 31,		(Date of Formation)
	2012	2011	through March 31, 2012
Cash flows from operating activities:
Net loss	$(205,939)	$-	$(562,406)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash compensation	63,340	-	63,340
Changes in operating assets and liabilities:
Increase in other assets	(6,000)	-	(6,000)
Decrease in accrued expenses	(155,700)	-	200,500

Net Cash Used In Operating Activities	(304,299)	-	(304,566)

Cash flows from investing activities:
Advances on loans	(32,000)	-	(32,000)

Net Cash Used In Investing Activities	(32,000)	-	(32,000)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	-	3,000,300
Proceeds from related parties	338,000	-	338,000
Repayment of debt	-	-	(3,000,000)

Net Cash Provided by Financing Activities	338,000	-	338,300

Net increase in cash	1,701	-	1,734

Cash and cash equivalents - Beginning of period	33	-	-

Cash and cash equivalents - End of period	$1,734	$-	$1,734

See notes to unaudited consolidated financial statements.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			For the Period
	For The Three Months Ended		October 8, 2010
	March 31,		(Date of Formation)
	2012	2011	through March 31, 2012

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock			$5,000

Intangible asset in exchange for
short-term debt			$6,000,000

Common stock issued in exchange
for debt and interest	$3,165,000		$3,165,000

Details of reverse acquisition:
Common stock issued			$1,195

Paid-in capital in connection with
common stock issued			8,042

Treasury stock acquired			(9,237)

Net assets acquired			$-

See notes to unaudited consolidated financial statements.

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a "Development Stage Company")
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND THE PERIOD OCTOBER 8, 2010 (Date of Formation) THROUGH MARCH 31, 2012

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2012 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Emerging Media Holdings, Inc. and Subsidiaries (the "Company" or "EMH") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

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

LMC was incorporated under the laws of the state of Florida on November 14, 2011, and on December 27, 2011 (immediately prior to LMC’s acquisition by the Company) acquired 100% of the membership interests in Elite Professional IP Licensing, LLC, a Delaware limited liability company formed on October 8, 2010 (“Elite”), and 100% of the outstanding shares of Regional Professional Alliance, Inc., a Florida corporation incorporated on October 11, 2010 (“RPA”).  LMC, Elite and RPA are entities under common control and all three entities have the same ownership. At the time of its acquisition by LMC, Elite was the assignee, pursuant to an assignment effective May 9, 2011 (the “Assignment”), from Worldwide Medassets, Ltd. SAL (“WMA”) of WMA’s rights as licensee under an October 5, 2010, License Agreement (the “License” or "License Agreement") with Modular Properties Limited, Inc., as Licensor (“MPL”).  The fee that was payable to WMA in connection with the Assignment of the MPL License was $6,000,000, represented by a secured promissory note dated May 7, 2011 the (“WMA Note”) in the principal amount of $6,000,000 issued by Saddleworth Ventures, LLC, a Florida limited liability company ("Saddleworth Ventures") to WMA.  At that time the ownership of Saddleworth Ventures was identical to the ownership of Elite (now a wholly-owned subsidiary of the Company).  Mr. Christopher Smith, the Company's Chief Executive Officer, had a 25.6% equity interest in Elite at the time of the assignment of the license and the same interest in Saddleworth Ventures.  As of the December 27, 2011 acquisition of Elite by LMC, $3,000,000 of the amount owing under the WMA Note had been paid to WMA.

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

Going Concern

The consolidated financial statements for the three months ended March 31, 2012 and December 31, 2011 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

As of March 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2012 and the period October 8, 2010 (Date of Formation) through March 31, 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Assets at Fair Value Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Cash and cash equivalents	$1,734	$1,734	$-	$-

December 31, 2011
Cash and cash equivalents	$33	$33	$-	$-

The Company has other financial instruments, such as accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2012.

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

The components of intangible assets are as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$6,000,000	$-	$6,000,000	$-

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2012	$ 150,000
2013	300,000
2014	300,000
2015	300,000
2016	300,000

4.	LOAN RECEIVABLE

On February 3, 2012, LMC loaned $32,000 to Health Clinics of Florida, LLC.  The unsecured note is interest free and due May 15, 2012.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.  The manager of Health Clinics of Florida, LLC is a shareholder of the Company.

5.	DEBT

Short-term debt as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Secured promissory	$-	$3,000,000
note to Worlwide Medassets, Ltd. SAL,
interest @ 6% per annum. The note was
paid in full February 2, 2012 (1)

Unsecured promissory note, interest free,
due July 15, 2012 (2)	200,000	-

Unsecured promissory note, interest free,
due August 15, 2012 (3)	75,000	-

Unsecured promissory note, interest free,
due June 1, 2012 (3)	60,000	-

Unsecured promissory note, interest @ 10%
per annum, due July 3, 2012 (4)	3,000	-
	338,000	3,000,000
Less: Current portion	338,000	3,000,000
	$-	$-

(1) Pursuant to a Stock Purchase Agreement, dated as of February 8, 2012, between the Company and Saddleworth Consulting, the Company agreed to issue 19,000,000 shares of its common stock to Saddleworth Consulting in exchange for the satisfaction by Saddleworth Consulting of the outstanding $3,000,000 principal balance and accrued interest on the WMA Note.  In consideration of the stock issuance, such outstanding principal balance and all obligations under the WMA note to WMA, a shareholder of the Company, were satisfied by Saddleworth Consulting.

(2) On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company.  The note is interest free and has been extended to July 15, 2012.  In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(3) On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due August 15, 2012 and June 1, 2012, respectively.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

Interest expense for the three months ended March 31, 2012 and 2011 and the period October 8, 2010 (Date of Formation) through March 31, 2012 amounted to $45,000, $-0- and $165,000, respectively.

6.	ACCRUED EXPENSES

	March 31,	December 31,
	2012	2011
Interest	$-	$120,000
Acquisition costs	-	200,000
Other	35,500	36,200
	$35,500	$356,200

7.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the three months ended March 31, 2012 and 2011.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.  The Company's reverse capitalization meets the definition of an ownership change and some of the NOL's will be limited.

8.	STOCKHOLDERS' EQUITY

Pursuant to a Stock Purchase Agreement, dated as of February 8, 2012, between the Company and Saddleworth Consulting, the Company agreed to issue 19,000,000 shares of its common stock to Saddleworth Consulting in exchange for the satisfaction by Saddleworth Consulting of the outstanding $3,000,000 principal balance and $165,000 of accrued interest on the WMA Note.  In consideration of the stock issuance, such outstanding principal balance and all obligations under the WMA note to WMA, a shareholder of the Company, were satisfied by Saddleworth Consulting.

9.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under ASC 718, "Compensation - Stock Compensation" ("ASC 718").  The compensation cost of the portion of the awards is based on the grant date fair value of these awards as calculated for either recognition or pro forma disclosure under ASC 718.

For the three months ended March 31, 2012 and 2011, the Company issued 10,000 and -0- shares and recorded compensation expense of $5,500 and $-0-, respectively.

10.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 5 years, a risk free interest rate of 4%, a dividend yield of -0-% and volatility of 64%.  The fair value of the warrant amounted to $57,840 and is included in the Company's consolidated statement of operations for the three months ended March 31, 2012.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 2012	-	$-
Granted	2,400,000	0.20
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending March 31, 2012	2,400,000	$0.20
Exercisable - period ending March 31, 2012	2,400,000	$0.20

11.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, Elite had activities with Saddleworth Ventures, a related party.  The ownership of Saddleworth Ventures is identical to the ownership of Elite.  Saddleworth Ventures assigned the rights to Elite as licensee under the License Agreement with MPL.  In connection with the purchase of the license , $3 million of the $6 million purchase price was paid by the members of Elite on the amount owing under the WMA note.

12.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)
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

b)	During 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the three months ended March 31, 2012, consulting services amounted to $40,500.

13.	SUBSEQUENT EVENTS

a)	In April 2012, Lifestyle borrowed $112,000 from the Dellinger Fund, a shareholder of the Company. The note bears interest @ 10% per annum and is due July 31, 2012.
b)	In April 2012, Lifestyle advanced Health Clinics of Florida, LLC an additional $4,500. The advance is in addition to the previous advance in February 2012. See Note 4 for further information.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the three months ended March 31, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

During the three months ended March 31, 2012, we incurred a net loss of $205,939, due to our having incurred $155,439 in general and administrative expense, primarily consulting and professional fees, and $45,000 in interest expense.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 2012, we had a working capital deficiency of approximately $340,000.  At March 31, 2012, we had total assets of approximately $6,039,000, including cash of $1,734. Net cash used in operating activities in the three months ended March 31, 2012 was $304,299, primarily from the net loss of approximately $206,000, offset by net cash from financing activities of $338,000, primarily from proceeds from a related party, in that period.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2011, we generated revenues of $-0-, incurred operating expenses of $356,467, and had no net income.  There is no assurance that we will operate profitably in the future.

We will have  to  obtain  significant  additional  capital  to  continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans. The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions and uncertainties raise  substantial doubt about the Company's ability to continue as a going  concern.  The financial  statements do not include any  adjustments  that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements
We do not currently have any off balance sheet arrangements falling within the definition of Item 303(a) of Regulation S-K.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.       Controls and Procedures.

As of March 31, 2012, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the unreported sales of unregistered securities by the Company in the quarterly period ended March 31, 2012.

			Principal	Total Offering Price/
Date	Title and Amount(1)	Purchaser	Underwriter	Underwriting Discounts

February 6, 2012	Warrants to purchase 2,400,000 shares of common stock.	Financial Consultant	NA	$57,840/NA
February 28, 2012	10,000 shares issued in payment of legal fees.	Attorney	NA	$0.55 per share/NA

(1) The issuances to executives, employees, lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Rule 701 promulgated by the SEC under the Securities Act.

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

EMERGING MEDIA HOLDINGS, INC.
(Registrant)

Date: May 16, 2012	By:	/s/ Christopher Smith

Christopher Smith, Chief Executive Officer and Principal Financial Officer