Form 10-Q
period 2012-06-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2012-08-14
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to _________

Commission File Number:   0-52408

LIFESTYLE MEDICAL NETWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	13-1026995
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 SOUTH ORANGE AVE., SUITE 1510, ORLANDO, FLORIDA	32810
(Address of principal executive offices)	(Zip Code)

(407) 514-1230
(Registrant's Telephone Number, Including Area Code)

Emerging Media Holdings, Inc.
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

As of August 8, 2012, there were 25,205,101 shares of Common Stock, $0.001 par value, issued and outstanding.

LIFESTYLE MEDICAL NETWORK, INC.

INDEX

Page

Part I. Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	2

Consolidated Statements of Operations for the six and three months Ended June 30, 2012 and 2011, and for the Period October 8, 2010 (Date of Formation) through June 30, 2012 (unaudited)	3

Consolidated Statement of Stockholders’ Equity for the Period October 8, 2010 (Date of Formation) through June 30, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the six months Ended June 30, 2012 and 2011, and for the Period October 8, 2010 (Date of Formation) through June 30, 2012 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.Controls and Procedures.	17

Part II. Other Information

Item 6. Exhibits.	18

Signatures	19

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

The results of operations for the six months ended June 30, 2012 and 2011, and for the period October 8, 2010 (Date of Formation) through June 30, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$20,401	$33
Loan receivable	36,500	-
	56,901	33

Intangible assets - net	6,000,000	6,000,000
Other assets	6,000	-
TOTAL ASSETS	$6,062,901	$6,000,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$565,000	$3,000,000
Accrued expenses	29,025	356,200

Total Current Liabilities	594,025	3,356,200

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,205,101 and 6,195,101 shares issued and 25,204,983 and 6,194,983
shares outstanding at June 30, 2012 and December 31, 2011, respectively	25,205	6,195
Additional paid-in-capital	6,212,672	3,003,342
Deficit	(759,764)	(356,467)
Less: Cost of common stock in treasury, 118 and 118 shares
at June 30, 2012 and December 31, 2011, respectively	(9,237)	(9,237)
Total Stockholders' Equity	5,468,876	2,643,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,062,901	$6,000,033

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		October 8, 2010 (Date of Formation)through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	193,833	-	354,772	-	591,239
	193,833	-	354,772	-	591,239

Loss from operations	(193,833)	-	(354,772)	-	(591,239)

Other income (expense):
Interest expense	-	(30,000)	48,525	(30,000)	(168,525)
	-	(30,000)	48,525	(30,000)	(168,525)

Loss from operations before
provision for income taxes	(193,833)	(30,000)	(403,297)	(30,000)	(759,764)

Provision for income taxes	-	-	-	-	-

Net loss	$(193,833)	$(30,000)	$(403,297)	$(30,000)	$(759,764)

Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	25,204,983	5,000,000	17,264,661	5,000,000

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

		Common Stock		Additional	Retained
		Number of		Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(356,467)				(356,467)

Balance, January 1, 2012	2,643,833	6,195,101	6,195	3,003,342	(356,467)	(9,237)

Issuance of common stock for repayment
of note payable and accrued interest	3,165,000	19,000,000	19,000	3,146,000

Issuance of common stock for services	5,500	10,000	10	5,490

Issuance of warrants	57,840			57,840

Net loss for the six months ended
June 30, 2012	(403,297)				(403,297)

Balance, June 30, 2012	$5,468,876	25,205,101	$25,205	$6,212,672	$(759,764)	$(9,237)

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period October 8, 2010
	For The Six Months Ended		(Date of Formation)through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(403,297)	$(30,000)	$(759,764)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash compensation	63,340	-	63,340
Changes in operating assets and liabilities:
Increase in other assets	(6,000)	-	(6,000)
Increase (decrease) in accrued expenses	(162,175)	30,000	194,025

Net Cash Used In Operating Activities	(508,132)	-	(508,399)

Cash flows from investing activities:
Advances on loans	(36,500)	-	(36,500)

Net Cash Used In Investing Activities	(36,500)	-	(36,500)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	3,000,000	3,000,300
Proceeds from related parties	565,000	-	565,000
Repayment of debt	-	(3,000,000)	(3,000,000)

Net Cash Provided by Financing Activities	565,000	-	565,300

Net increase in cash	20,368	-	20,401

Cash and cash equivalents - Beginning of period	33	-	-

Cash and cash equivalents - End of period	$20,401	$-	$20,401

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			For the Period
	For The Six Months Ended		October 8, 2010(Date of Formation)through
	June 30,		June 30,
	2012	2011	2012

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock		$5,000	$5,000

Intangible asset in exchange for
short-term debt		$6,000,000	$6,000,000

Common stock issued in exchange
for debt and interest	$3,165,000		$3,165,000

Details of reverse acquisition:
Common stock issued			$1,195

Paid-in capital in connection with
common stock issued			8,042

Treasury stock acquired			(9,237)

Net assets acquired			$-

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a "Development Stage Company")
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD OCTOBER 8, 2010 (Date of Formation) THROUGH JUNE 30, 2012

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2012 and the consolidated statements of operations, stockholders' equity and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (formerly Emerging Media Holdings, Inc. and Subsidiaries) (the "Company", "LMN" or "EMH") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2011 was derived from audited financial statements of the Company.

Organization

Lifestyle Medical Network Inc. and Subsidiaries (formerly Emerging Media Holdings, Inc.) was incorporated in the State of Nevada.  The Company directs its operations through its subsidiaries.  During 2011, the Company sold its media business in Moldova in exchange for 730,000 of its common shares.  In December 2011, the Company entered into an exchange agreement and purchased Lifestyle Medical Corp. ("LMC").  In connection with the acquisition, the operations of the Company are now the operations of LMC.  LMC operates its business under a License related to patent rights used in connection with the operations of medical clinics that provide medical services related to men's health, with proprietary trade names and logo designs.

On July 11, 2012, through a merger with the Company's wholly-owned Nevada subsidiary, Lifestyle Medical Network Inc., the name of the Company was changed to Lifestyle Medical Network Inc.  This corporate action was permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada law. In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation or any changes to the capital stock of the Company, or to its By-Laws or its officers and directors. The change of the corporate name was approved by FINRA, effective for trading purposes July 31, 2012.

The Company is considered a development stage enterprise as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development Stage Entities" ("ASC 915").  The Company has generated no revenues to date, continues to raise capital and there is no assurance that ultimately the Company will achieve a profitable level of operations.

Acquisition of Lifestyle Medical Corporation

On December 29, 2011, the Company closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp., incorporated under the laws of Florida ("LMC"), pursuant to an Exchange Agreement, executed on that date, by and between the Company and LMC. The consideration paid by the Company for the acquisition of LMC was 5,000,000 shares of the Company's common stock paid to the holders of 100% of the outstanding shares of LMC, valued at $2,500,000, the fair market value at the date of issuance.

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

Going Concern

The consolidated financial statements for the six months ended June 30, 2012 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1    - Observable inputs such as quoted market prices in active markets

Level 2     - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3    - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of June 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents, investments in marketable securities and restricted cash.  The fair values of the cash and cash equivalents and restricted cash is determined based on quoted market prices in public markets and is categorized as Level 1.  The investment in marketable securities is determined by the Company based on market prices other than quoted prices in active markets and is categorized as Level 2.  These are also categorized as held-to-maturity securities.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2012 and the period October 8, 2010 (Date of Formation) through June 30, 2012.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

		Assets at Fair Value Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

	Total
June 30, 2012
Cash and cash equivalents	$20,401	$20,401	$-	$-
December 31, 2011
Cash and cash equivalents	$33	$33	$-	$-

The Company has other financial instruments, such as accounts payable and other liabilities which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of June 30, 2012.

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

The components of intangible assets are as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$6,000,000	$-	$6,000,000	$-

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2012	$150,000
2013	300,000
2014	300,000
2015	300,000
2016	300,000

4.	LOAN RECEIVABLE

On February 3, 2012, LMC loaned $32,000 to Health Clinics of Florida, LLC.  On April 9, 2012, LMC advanced an additional $4,500.  The unsecured note is interest free and due September 15, 2012 and October 6, 2012.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.  The manager of Health Clinics of Florida, LLC is a shareholder of the Company.

5.             DEBT

Short-term debt as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Secured promissory	$-	$3,000,000
note to Worldwide Medassets, Ltd. SAL,
interest @ 6% per annum. The note was
paid in full February 2, 2012 (1)

Unsecured promissory note, interest free,
due October 15, 2012 (2)	200,000	-

Unsecured promissory note, interest free,
due August 15, 2012 (3)	75,000	-

Unsecured promissory note, interest free,
due September 1, 2012 (3)	60,000	-

Unsecured promissory notes, interest @ 10%
per annum, due on various dates through October 1, 2012 (4)	230,000	-
	565,000	3,000,000
Less: Current portion	565,000	3,000,000
	$-	$-

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

(2) On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company.  The note is interest free and has been extended to October 15, 2012.  In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(3) On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due August 15, 2012 and September 1, 2012, respectively.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(4) On various dates from March 23, 2012 through June 12, 2012, LMC borrowed $230,000 from the Dellinger Fund, a shareholder of the Company.  The unsecured notes bear interest @ 10% per annum and are due on various dates from August 15, 2012 to October 1, 2012.

Interest expense for the six months ended June 30, 2012 and 2011 and the period October 8, 2010 (Date of Formation) through June 30, 2012 amounted to $48,525, $30,000 and $168,525, respectively.

6.	ACCRUED EXPENSES

	June 30,	December 31,
	2012	2011
Interest	$3,525	$120,000
Acquisition costs	-	200,000
Other	25,500	36,200
	$29,025	$356,200

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

There is no U.S. tax provision due to losses from U.S. operations during the six months ended June 30, 2012 and 2011.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

For the six months ended June 30, 2012 and 2011, the Company issued 10,000 and -0- shares and recorded compensation expense of $5,500 and $-0-, respectively.

10.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 5 years, a risk free interest rate of 4%, a dividend yield of -0-% and volatility of 64%.  The fair value of the warrant amounted to $57,840 and is included in the Company's consolidated statement of operations for the six months ended June 30, 2012.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, January 2012	-	$-
Granted	2,400,000	0.20
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending June 30, 2012	2,400,000	$0.20
Exercisable - period ending June 30, 2012	2,400,000	$0.20

11.	RELATED PARTY TRANSACTIONS

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

12.          COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)
In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.  Consulting fees for the six months ended June 30, 2012 amounted to $97,500.

b)
During 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services.  For the six months ended June 30, 2012, consulting services amounted to $94,500.

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

Organization

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media holdings, Inc. on June 28, 2006. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.

On July 11, 2012, through a merger with our wholly-owned Nevada subsidiary, Lifestyle Medical Network Inc., the name of our Company was changed from Emerging Media Holdings, Inc. to Lifestyle Medical Network Inc.  This corporate action was permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada law. In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation or any changes to the capital stock of the Company, or to its By-Laws or its officers and directors. The change of our corporate name was approved by FINRA, effective for trading purposes on July 31, 2012.

Acquisition of Lifestyle Medical Corp.

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

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our" and "Company" refer to Lifestyle Medical Network, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to these accounting policies during the six months ended June 30, 2012, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

During the six months ended March 31, 2012, we incurred a net loss of $403,297, due to our having incurred $354,772 in selling, general and administrative expense, primarily consulting and professional fees, and $48,525 in interest expense.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

During the three months ended June 30, 2012, we incurred a net loss of $193,833, due to our having incurred $193,833 in general and administrative expense, primarily consulting and professional fees.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 2012, we had a working capital deficiency of approximately $537,124.  At June 30, 2012, we had total assets of approximately $6,062,901, including cash of $20,401. Net cash used in operating activities in the six months ended June 30, 2012 was $508,132, primarily from the net loss of approximately $403,297, offset by net cash from financing activities of $565,000, primarily from proceeds from a related party, in that period.

It is expected that we will continue to incur operating losses in the future. In 2011, we generated revenues of $-0-, incurred operating expenses of $356,467, and had no net income, and in the first six months of 2012, we had $-0- of revenues, operating expenses of $354,772, and no net income.  As of June 30, 2012, we had $20,401 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of June 30, 2012, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIFESTYLE MEDICAL NETWORK, INC. (Registrant)

Date: August 14, 2012	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer