Form 10-K/A
period 2011-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2013-05-17
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

☒  ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

LIFESTYLE MEDICAL NETWORK INC.
(Formerly Emerging Media Holdings, Inc.)

(Exact name of Registrant as Specified in Its Charter)

Nevada	90-0821766
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 South Orange Ave., Suite 1510, Orlando, FL	32810
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code: (407) 514-1260

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act.  ☐ Yes  ☒ No

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

EXPLANATORY NOTE

LIFESTYLE MEDICAL NETWORK INC. (FORMERLY EMERGING MEDIA HOLDINGS, INC., THE “COMPANY”) IS FILING THIS AMENDMENT NO. 1 TO THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011 (THE “2011 FORM 10-K”).  THIS AMENDMENT NO. 1 AMENDS THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THAT AUDITED THE FINANCIAL STATEMENTS OF THE COMPANY AS OF DECEMBER 31, 2011, THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND NOTES, AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, TO REFLECT THE RECORDING IN THIS AMENDMENT NO. 1 OF AMORTIZATION WITH RESPECT THE COMPANY’S LICENSE AGREEMENT ASSET. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2011 FORM 10-K AS OF APRIL 12, 2012, THE DATE ON WHICH THE 2011 10-K WAS FILED, ONLY THE ABOVE-REFERRED TO ITEMS OF THE 2011 FORM 10-K, AS SO AMENDED, ARE INCLUDED IN THIS AMENDMENT NO. 1.  NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE THE DISCLOSURES SET FORTH IN THE 2011 FORM 10-K.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

During the year ended December 31, 2011, we incurred a net loss of $556,467, due to our having incurred $436,467 in general and administrative expense, including $200,000 of amoritization, and $120,000 in interest expense.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2011, we had a working capital deficiency of approximately $3,356,167.  At December 31, 2011, we had total assets of approximately $5,800,033. We had $33 cash at December 31, 2011. Net cash used in operating activities in 2011 was $267; net cash from financing activities was $300 in 2011, after receipt of proceeds from contributions from shareholders of $3,000,300 and repayment of debt of $3,000,000.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2011, we generated revenues of $-0-, incurred operating expenses of $556,467, and had no net income.  As of December 31, 2011, we had $33 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

In our opinion, except for the error described in Note 10, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations, except for the error december in Note 10, and its cash flows for each of the years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.
Madsen & Associates, CPA’s Inc.

April 10, 2012, except for Notes 2, 3, 6 and 10,
for which the date is May 16, 2013

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011 (As Restated)	2010
CURRENT ASSETS:
Cash and cash equivalents	$33	$-

Intangible assets - net	5,800,000	-

TOTAL ASSETS	$5,800,033	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$3,000,000	$-
Accrued expenses	356,200	-

Total Current Liabilities	3,356,200	-

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 6,195,101 and 5,000,000 shares issued and 6,194,983
and 5,000,000 shares oustanding at December 31, 2011 and 2010, respectively	6,195	5,000
Additional paid-in-capital	3,003,342	(5,000)
Deficit	(556,467)	-
Less: Cost of common stock in treasury, 118 and -0- shares
at December 31, 2011 and 2010, respectively	(9,237)	-
Total Stockholders' Equity	2,443,833	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,800,033	$-

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011 (As Restated)	For the Period October 8, 2010 (Date of Formation) through December 31, 2010	For the Period October 8, 2010 (Date of Formation) through December 31, 2011 (As Restated)
Revenues	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	436,467	-	436,467
	436,467	-	436,467

Loss from operations	(436,467)	-	(436,467)

Other income (expense):
Interest expense	120,000	-	120,000

Loss from operations before
provision for income taxes	(556,467)	-	(556,467)

Provision for income taxes	-	-	-

Net loss	$(556,467)	$-	$(556,467)

Loss per common share	$(0.11)	$0.00

Weighted average common shares outstanding
- basic and diluted	5,009,823	5,000,000

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENT OF EQUITY Restated

		Common Stock			Retained
		Number of		Additional Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011 (As Restated)	$2,443,833	6,195,101	$6,195	$3,003,342	$(556,467)	$(9,237)

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2011 (As Restated)	For the Period October 8, 2010 (Date of Formation) through December 31, 2010	For the Period October 8, 2010 (Date of Formation) through December 31, 2011 (As Restated)
Cash flows from operating activities:
Net loss	$(556,467)	$-	$(556,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	200,000	-	200,000
Changes in operating assets and liabilities:

Increase in accrued expenses	356,200	-	356,200

Net Cash Used In Operating Activities	(267)	-	(267)

Cash flows from financing activities:
Proceeds from contributions from shareholders	3,000,300	-	3,000,300
Repayment of debt	(3,000,000)	-	(3,000,000)

Net Cash Provided by Financing Activities	300	-	300

Net increase in cash	33	-	33

Cash and cash equivalents - Beginning of year	-	-	-

Cash and cash equivalents - End of year	$33	$-	$33

See notes to consolidated financial statements

EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For The Year Ended December 31, 2011	For the Period October 8, 2010 (Date of Formation) through December 31, 2010	For the Period October 8, 2010 (Date of Formation) through December 31, 2011

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock	$-	$5,000	$5,000

Intangible asset in exchange for
short-term debt	$6,000,000		$6,000,000

Details of reverse acquisition:
Common stock issued	$1,195		$1,195

Paid-in capital in connection with
common stock issued	8,042		8,042

Treasury stock acquired	(9,237)		(9,237)

Net assets acquired	$-		$-

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

LMC was incorporated under the laws of the state of Florida on November 14, 2011, and on December 27, 2011 (immediately prior to LMC�s acquisition by the Company) acquired 100% of the membership interests in Elite Professional IP Licensing, LLC, a Delaware limited liability company formed on October 8, 2010 ("Elite"), and 100% of the outstanding shares of Regional Professional Alliance, Inc., a Florida corporation incorporated on October 11, 2010 ("RPA").  LMC, Elite and RPA are entities under common control and all three have the same ownership. At the time of its acquisition by LMC, Elite was the assignee, pursuant to an assignment effective May 9, 2011 (the "Assignment"), from Worldwide Medassets, Ltd. SAL ("WMA") of WMA's rights as licensee under an October 5, 2010, License Agreement (the "License" or "License Agreement") with Modular Properties Limited, Inc., as Licensor ("MPL").  The fee that was payable to WMA in connection with the Assignment of the MPL License was $6,000,000, represented by a secured promissory note dated May 7, 2011 the ("WMA Note") in the principal amount of $6,000,000 issued by Saddleworth Ventures, LLC, a Florida limited liability company ("Saddleworth Ventures") to WMA.  At that time the ownership of Saddleworth Ventures was identical to the ownership of Elite (now a wholly-owned subsidiary of the Company).  Mr. Christopher Smith, the Company's Chief Executive Officer, had a 25.6% equity interest in Elite at the time of the assignment of the license and the same interest in Saddleworth Ventures.  As of the December 27, 2011 acquisition of Elite by LMC, $3,000,000 of the amount owing under the WMA Note had been paid to WMA.

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

Acquisition by the Company of the Rights to the License with MPL

As of January 5, 2012,  Saddleworth Ventures, with the consent of WMA, assigned the WMA Note to Saddleworth Consulting, LLC, a Florida limited liability company ("Saddleworth Consulting"), and Saddleworth Consulting assumed all obligations under the WMA Note, $3,000,000 of the principal amount of which was outstanding as of the date of the assignment.

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

A pro forma balance sheet as of December 31, 2011 assuming the issuance of 19,000,000 shares as of December 31, 2011 is as follows:

ASSETS

Current Assets:
Cash and cash equivalents	$33

Intangible assets - net	5,800,000

TOTAL ASSETS	$5,800,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$236,200

Stockholders' Equity:
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,195,101 shares issued
and 25,194,983 shares outstanding at
December 31, 2011	25,195
Additional paid-in-capital	6,104,342
Deficit	(556,467)
Less: Cost of common stock in treasury, 118
shares at December 31, 2011	(9,237)
Total Stockholders' Equity	5,563,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,800,033

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

Evaluation of Long-lived Assets

Licenses represent an important component of the Company's total assets.  The Company amortizes its license on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

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

New Financial Accounting Standards

Accounting Standards Update No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU No. 2011-05")

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will implement the provisions of ASU 2011-05 by presenting the components of net income and other comprehensive income in two separate but consecutive financial statements beginning in the first quarter of 2012.

Accounting Standards Update No. 2011-08 - Testing Goodwill for Impairment (Topic 350): Intangibles, Goodwill and Other ("ASU No. 2011-08")

ASU No. 2011-08 updates existing guidance regarding testing of goodwill for impairment. This ASU gives entities the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective during the first quarter of 2012, with early adoption permitted. The adoption of this standard during the first quarter of 2012 is not expected to have a material impact on the Company's results of operations or financial condition.

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

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

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

The MPL License Agreement

The MPL License Agreement, under which the Company's wholly-owned subsidiary, Elite, is the licensee pursuant to the Assignment from WMA, provides for the license of medical services, operational systems, manuals, certain names and logo designs and other intellectual property in connection with the operation of medical clinics that provide services related to men's health within the territory of the continental United States (the "Licensed Rights").  The License Agreement provides for a fee of 6% of gross receipts of Licensee, payable quarterly.  The term of the License Agreement is for twenty (20) years from the effective date, May 9, 2011. The Company plans to establish new medical clinics or acquire existing clinics, as well as to provide consulting services to medical clinics utilizing the Licensed Rights.

Intangibles are the value of the MPL license.  Amounts assigned to this intangible were determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals.  The intangibles are being amortized over 19.5 years, the remaining life of the license.  Amortization expense for the year ended December 31, 2011 and for the period October 2, 2010 (date of formation) through December 31, 2011 amounted to $200,000 and $200,000, respectively.

The components of intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

License agreements	$6,000,000	$200,000	$-	$-

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2012	$300,000
2013	300,000
2014	300,000
2015	300,000
2016	300,000

4.	DEBT

Short-term debt as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Secured promissory	$3,000,000	$-
note to Worlwide Medassets, Ltd. SAL,
interest @ 6% per anum. The note was
paid in full February 2, 2012

Less: Current portion	3,000,000	-
	$-	$-

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

The provision for income taxes consist of the following:

For the Period
October 8, 2010
	Year Ended	(Date of Formation)
	December 31,	Through December 31,
	2011	2010
Current:
Federal	$-	$-
Foreign	-	-
	-	-

Deferred:
Federal	-	-
Foreign	-	-
	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

		For the Period
		October 8, 2010
	Year Ended	(Date of Formation)
	December 31,	Through December 31,
	2011	2010
Tax provision (benefit) computed at
the federal statutory rate of 34%	$(189,198)	$-

Unused net operating losses	189,198	-
	$-	$-

As of December 31, 2011, the Company recorded a deferred tax asset associated with a U.S. net operating loss  ("NOL") carryforward of approximately $0.6 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future.  The Company's U.S. NOL expires in 2026.

The types of temporary difference between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2011		2010
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred tax assets: Current
U.S. net operating loss
carryforward	$556,000	$189,000	$-	$-

Valuation allowance	(556,000)	(189,000)	-	-

Net deferred income tax asset	$-	$-	$-	$-

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

10.
Restated Consolidated Financial Statements as of and for the Year Ended December 31, 2011 and for the Period October 8, 2010 (Date of Formation) through December 31, 2011.

The consolidated financial statements for the year ended December 31, 2011 were restated to record amortization expenses from the date of the acquisition of the license through December 31, 2011. The additional amortization expense amounted to $200,000 and increased the net loss by a corresponding amount.

The following represents the restated consolidated financial statements as of December 31, 2011 and adjustments to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31,			December 31,
	2011			2011
	(As Reported)		Adjustments	(As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33			$33

Intangible assets - net	6,000,000	(1)	(200,000)	5,800,000

TOTAL ASSETS	$6,000,033			$5,800,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$3,000,000			$3,000,000
Accrued expenses	356,200			$356,200

Total Current Liabilities	3,356,200			3,356,200

Commitments and Contingencies	-			-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 6,195,101 and 5,000,000 shares issued and 6,194,983
and -0- shares oustanding at December 31, 2011 and 2010, respectively	6,195			$6,195
Additional paid-in-capital	3,003,342			$3,003,342
Deficit	(356,467	)(1)	(200,000)	$(556,467)
Less: Cost of common stock in treasury, 118 and -0- shares
at December 31, 2011 and 2010, respectively	(9,237)			$(9,237)
Total Stockholders' Equity	2,643,833			2,443,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,000,033			$5,800,033

(1) To record amortization expenses from the date of acquisition of the license through December 31, 2011.

CONSOLIDATED STATEMENT OF OPERATIONS

				For the Period
				October 8, 2010
	For the Year Ended December 31,		For the Year Ended December 31,	(Date of Formation) through December 31,
	2011		2011	2011
	(As Reported)	Adjustments	(As Restated)	(As Restated)
Revenues	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	236,467 (1)	200,000	436,467	436,467
	236,467	-	436,467	436,467

Loss from operations	(236,467)		(436,467)	(436,467)

Other income (expense):
Interest expense	120,000		120,000	120,000

Loss from operations before
provision for income taxes	(356,467)		(556,467)	(556,467)

Provision for income taxes	-		-	-

Net loss	$(356,467)		$(556,467)	$(556,467)

Loss per common share	$(0.07)		$(0.11)

Weighted average common shares outstanding
- basic and diluted	5,009,823		5,009,823

(1) To record amortization expenses from the date of acquisition of the license through December 31, 2011.

CONSOLIDATED STATEMENT OF EQUITY
Restated

		Common Stock			Retained
		Number of		Additional Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended December 31, 2011	(356,467)				(356,467)

Balance, December 31, 2011 (As Reported)	$2,643,833	6,195,101	$6,195	$3,003,342	$(356,467)	$(9,237)

		Common Stock			Retained
		Number of		Additional Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011 (As Restated)	$2,443,833	6,195,101	$6,195	$3,003,342	$(556,467)	$(9,237)

CONSOLIDATED STATEMENT OF CASH FLOWS

				For the Period
				October 8, 2010
	For The Year Ended December 31,		For The Year Ended December 31,	(Date of Formation) through December 31,
	2011		2011	2011
	(As Reported)	Adjustments	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(356,467)		$(556,467)	$(556,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	(1)	$200,000	-	200,000
Changes in operating assets and liabilities:

Increase in accrued expenses	356,200		356,200	356,200

Net Cash Used In Operating Activities	(267)		(267)	(267)

Cash flows from financing activities:
Proceeds from contributions from shareholders	3,000,300		3,000,300	3,000,300
Repayment of debt	(3,000,000)		(3,000,000)	(3,000,000)

Net Cash Provided by Financing Activities	300		300	300

Net increase in cash	33		33	33

Cash and cash equivalents - Beginning of year	-		-	-

Cash and cash equivalents - End of year	$33		$33	$33

(1) To record amortization expense from the date of acquisition of the license through December 31, 2011

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB, filed January 23, 2007).
3.1a	Certificate of Amendment to Articles of Incorporation, filed September 12, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 20, 2011.)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-SB, filed January 23, 2007).
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

LIFESTYLE MEDICAL NETWORK INC

Date: May 16, 2013	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on May 16, 2013.

/s/ Christopher Smith
Christopher Smith, Chief Executive Officer, Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs, Director

By:	/s/ Ronald C. Moomaw
Ronald C. Moomaw, Director