Form 10-K
period 2012-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2013-05-17
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,279,688.

Number of shares of Common Stock issued and outstanding as of May 14, 2013: 25,205,101 shares.

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," and the "Company" refer to Lifestyle Medical Network Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

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

On December 29, 2011, as a result of our Board of Directors’ determination that the Company should seek an acquisition that would provide growth in shareholder value, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp. (“Lifestyle Medical”), which owns rights to technologies and practices licensed to its subsidiary, Elite Professional IP Licensing, LLC (“Elite”), pursuant to an October 5, 2010 License Agreement with Modular Properties Limited, Inc. (the “License Agreement”). The consideration paid by the Company for the acquisition of Lifestyle Medical was 5,000,000 shares of our common stock paid to the holders of a majority of the outstanding shares of LMC, valued at $2,500,000. On February 2, 2012, we completed acquisition of the rights to our licensed men’s medical clinic operating technologies and processes, by acquiring from Worldwide Medassets, Ltd. (SAL) the full assignment of rights to the License Agreement, by the issuance of 19,000,000 shares of our common stock in exchange for the satisfaction of the outstanding $3,000,000 principal balance on the note issued to Worldwide Medassets, Ltd. in connection with the assignment of rights to the License Agreement to Elite. On December 29, 2011, we completed the sale of our remaining Moldova media subsidiaries in exchange for the assumption of the liabilities of the subsidiaries and 250,000 shares of our common stock.

Our Business

Currently we own 100% of the outstanding shares of Lifestyle Medical, and our Board of Directors has determined, based on the expertise of our management in this area, and our rights under the License Agreement that our business model should be to establish, or identify and acquire through a business combination, one or more medical clinics and/or men’s sexual health clinic businesses. The clinics that would provide healthcare services for men would specialize in the treatment of erectile dysfunction and premature ejaculation. We would also provide an array of services related to the general wellness of men, including, hormone replacement therapy, weight management solutions, and diagnostic testing services.

As of the date of this report, we have rights to men’s health technologies and processes under the License Agreement (“Licensed Rights”) and are focusing our efforts on evaluating the start-up and/or the identification for acquisition of additional men’s health clinic businesses. We plan also to license our Licensed Rights to clinics that we do not own. As of this date, we have not entered into any further agreements relating to any such initial start-up of a clinic or any acquisition of a clinic business.

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

Employees

As of December 31, 2012, we employed one person, our Chief Executive Officer.

Item 1A. Risk Factors.

In addition to the other information set forth elsewhere in this annual report, you should carefully consider the following factors when evaluating us. An investment in Lifestyle Medical Network Inc. will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions and general economic and industry conditions. The value of an investment in Lifestyle Medical Network Inc. may decrease, resulting in a loss.  If any of the following risks actually occurs, our business, financial condition and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

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

●	licensure and certification;

●	adequacy and quality of health care services;

●	qualifications of health care and support personnel;

●	quality of equipment;

●	confidentiality, maintenance and security issues associated with medical records and claims processing;

●	relationships with physicians and other referral sources;

●	operating policies and procedures;

●	addition of facilities and services; and

●	billing for services.

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

FAILURE TO COMPLY WITH LAWS GOVERNING THE TRANSMISSION AND PRIVACY OF HEALTH INFORMATION COULD SUBJECT US TO CIVIL AND CRIMINAL PENALTIES.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) will require us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as:

●	claims information, plan eligibility, payment information and the use of electronic signatures;

●	unique identifiers for providers, employers, health plans and individuals; and

●	security, privacy and enforcement.

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

WE MAY BE SUBJECT TO SANCTIONS AND PENALTIES IF OUR PROPOSED OPERATIONS FAIL TO COMPLY WITH OCCUPATIONAL HEALTH AND SAFETY REGULATIONS.

We would be subject to a wide variety of federal, state and local occupational health and safety laws and regulations. The types of regulatory requirements faced by health care providers such as us include:

●	air and water quality control requirements;

●	occupational health and safety requirements (such as standards regarding blood-borne pathogens and ergonomics) and waste management requirements;

●	specific regulatory requirements applicable to radioactive substances;

●	requirements for providing notice to employees and members of the public about hazardous materials and wastes; and

●	certain other requirements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We are presently leasing office space for our corporate offices in the U.S. at 201 South Orange, Orlando, Florida 32810 under a two-year lease, expiring January 31, 2014, at a monthly rental of $3,000.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are trading in the OTC Bulletin Board market under the symbol “LMNK.OB”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock (commencing our recapitalization), as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2010	High	Low
Quarter Ended March 31, 2010	4.20	1.70
Quarter Ended June 30, 2010	2.08	1.50
Quarter Ended September 30, 2010	4.00	1.70
Quarter Ended December 31, 2010	3.70	.50
Fiscal Year Ended December 31, 2011
Quarter Ended March 31, 2011	4.00	.60
Quarter Ended June 30, 2011	2.40	.50
Quarter Ended September 30, 2011	2.40	.20
Quarter Ended December 31, 2011	1.85	.12
Fiscal Year Ended December 31, 2012
Quarter Ended March 31, 2012	.60	.12
Quarter Ended June 30, 2012	1.05	.33
Quarter Ended September 30, 2012	.80	.31
Quarter Ended December 31, 2012	.51	.05
Fiscal Year Ended December 31, 2013
Quarter Ended March 31, 2013	.23	.09

*           All prices are adjusted for the 1-for-10 reverse split effective October 12, 2011, and the one-for-five stock dividend effective September 13, 2010.

Holders

As of April 2, 2013, there were approximately 139 holders of record of our common stock.

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

General

Organization

Lifestyle Medical Network Inc was incorporated in the State of Nevada on September 3, 2003. On June 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.

On December 29, 2011, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp. (“Lifestyle Medical”), which owns rights to technologies and practices licensed to its subsidiary, Elite Professional IP Licensing, LLC (“Elite”), pursuant to an October 5, 2010 License Agreement with Modular Properties Limited, Inc. (the “License Agreement”). The consideration paid by the Company for the acquisition of Lifestyle Medical was 5,000,000 shares of our common stock paid to the holders of a majority of the outstanding shares of LMC, valued at $2,500,000. On February 2, 2012, we completed acquisition of the rights to our licensed men’s medical clinic operating technologies and processes, by acquiring from Worldwide Medassets, Ltd. (SAL) the full assignment of rights to the License Agreement, by the issuance of 19,000,000 shares of our common stock in exchange for the satisfaction of the outstanding $3,000,000 principal balance on the note issued to Worldwide Medassets, Ltd. in connection with the assignment of rights to the License Agreement to Elite.

On December 29, 2011, we completed the sale of our remaining Moldova media subsidiaries in exchange for the assumption of the liabilities of the subsidiaries and 250,000 shares of our common stock.

Basis of Presentation

Throughout this Form 10-K, the terms "we," "us," "our," "LMN" and the "Company" refer to Lifestyle Medical Network Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

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

New Financial Accounting Standards

Accounting Standards Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013.  The Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

During the year ended December 31, 2012, we incurred a net loss of $7,066,235, due to our having incurred an impairment loss of approximately $5.4 million, a loss on extinguishment of debt of $654,657 and $968,302 in general and administrative expense, as compared a net loss of $556,467 for the year ended December 31, 2011, due to our having incurred in that period $436,467 in general and administrative expense and $120,000 in interest expense.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2012, we had a working capital deficiency of approximately $779,000.  At December 31, 2012, we had total assets of approximately $108,504. We had $38 cash at December 31, 2012. Net cash used in operating activities in 2012 was $694,695; net cash provided by financing activities was $737,200 in 2012, after receipt of related party loans.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2012, we generated revenues of $-0-, incurred operating expenses of approximately $6.4 million, and had no net income.  As of December 31, 2012, we had $38 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

Item 8. Financial Statements and Supplementary Data.

LIFESTYLE MEDICAL NETWORK INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lifestyle Medical Network, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Lifestyle Medical Network, Inc. and Subsidiaries (a Development Stage Company) (the Company) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012, and for the period October 8, 2010 (date of inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestyle Medical Network, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and for the period October 10, 2010 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 17, 2013

Madsen & Associates, CPA's Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lifestyle Medical Network Inc. and Subsidiaries
Orlando, FL

We have audited the accompanying consolidated balance sheets of Lifestyle Medical Network Inc. and Subsidiaries (collectively, the “Company”) (a Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2011, and for the period October 8, 2010 (Date of Formation) through December 31, 2010 and for the period October 8, 2010 (Date of Formation) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$38	$33
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	2,466	-

Total Current Assets	2,504	33

Intangible assets - net	100,000	5,800,000
Other assets	6,000	-
TOTAL ASSETS	$108,504	$5,800,033

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term debt	$-	$3,000,000
Short-term debt to related parties	737,200	-
Accounts payable and accrued expenses	44,013	356,200

Total Current Liabilities	781,213	3,356,200

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,205,101 and 6,195,101 shares issued and 25,204,983 and 6,194,983
shares outstanding at December 31, 2012 and 2011, respectively	25,205	6,195
Additional paid-in-capital	6,934,025	3,003,342
Accumulated deficit during the development stage	(7,622,702)	(556,467)
Less: Cost of common stock in treasury, 118 and 118 shares
at December 31, 2012 and 2011, respectively	(9,237)	(9,237)
Total Stockholders' Equity (Deficiency)	(672,709)	2,443,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$108,504	$5,800,033

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			October 8, 2010
	For the Years Ended December 31,		(Date of Formation) through December 31,
	2012	2011	2012
Revenues	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	988,302	436,467	1,424,769
Impairment loss	5,392,308	-	5,392,308
	6,380,610	436,467	6,817,077

Loss from operations	(6,380,610)	(436,467)	(6,817,077)

Other income (expense):
Interest expense	(30,968)	(120,000)	(150,968)
Loss on extinguishment of debt	(654,657)	-	(654,657)
	(685,625)	(120,000)	(805,625)

Loss from operations before
provision for income taxes	(7,066,235)	(556,467)	(7,622,702)

Provision for income taxes	-	-	-

Net loss	$(7,066,235)	$(556,467)	$(7,622,702)

Loss per common share	$(0.30)	$(0.11)

Weighted average common shares outstanding
- basic and diluted	23,230,839	5,009,823

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

		Common Stock			Accumuated
		Number of		Additional Paid	Deficit During the	Treasury
	Total	Shares	Amount	In Capital	Development Stage	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011	2,443,833	6,195,101	6,195	3,003,342	(556,467)	(9,237)

Issuance of common stock for repayment
of note payable and accrued interest	3,800,000	19,000,000	19,000	3,781,000

Issuance of common stock for services	5,500	10,000	10	5,490

Issuance of warrants for services	144,193			144,193

Net loss for the year ended
December 31, 2012	(7,066,235)				(7,066,235)

Balance, December 31, 2012	$(672,709)	25,205,101	$25,205	$6,934,025	$(7,622,702)	$(9,237)

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			October 8, 2010
	For The Years Ended December 31,		(Date of Formation) through December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(7,066,235)	$(556,467)	$(7,622,702)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	307,692	200,000	507,692
Reserve for bad debt	42,500	-	42,500
Impairment loss	5,392,308	-	5,392,308
Loss on extinguishment of debt	654,657	-	654,657
Non-cash compensation	149,693	-	149,693
Changes in operating assets and liabilities:
Increase in prepaid expenses	(2,466)	-	(2,466)
Increase in other assets	(6,000)	-	(6,000)
Increase (decrease) in accrued expenses	(166,844)	356,200	189,356

Net Cash Used In Operating Activities	(694,695)	(267)	(694,962)

Cash flows from investing activities:
Advances on loans	(42,500)	-	(42,500)

Net Cash Used In Investing Activities	(42,500)	-	(42,500)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	3,000,300	3,000,300
Proceeds from related parties	737,200	-	737,200
Repayment of debt	-	(3,000,000)	(3,000,000)

Net Cash Provided by Financing Activities	737,200	300	737,500

Net increase in cash	5	33	38

Cash and cash equivalents - Beginning of year	33	-	-

Cash and cash equivalents - End of period	$38	$33	$38

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			For the Period
			October 8, 2010
	For The Years Ended December 31,		(Date of Formation) through December 31,
	2012	2011	2012

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock		$5,000	$5,000

Intangible asset in exchange for
short-term debt		$6,000,000	$6,000,000

Common stock issued in exchange
for debt and interest	$3,145,343	$-	$3,800,000

Details of reverse acquisition:
Common stock issued		$1,195	$1,195

Paid-in capital in connection with
common stock issued		8,042	8,042

Treasury stock acquired		(9,237)	(9,237)

Net assets acquired		$-	$-

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a "Development Stage Company")
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND THE PERIOD
OCTOBER 8, 2010 (Date of Formation) THROUGH DECEMBER 31, 2012

1.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) (formerly Emerging Media Holdings, Inc.) was incorporated in the State of Nevada.  The Company directs its operations through its subsidiaries.  During 2011, the Company sold its media business in Moldova in exchange for 730,000 of its common shares.  In December 2011, the Company entered into an exchange agreement and purchased Lifestyle Medical Corp. ("LMC").  In connection with the acquisition, the operations of the Company are now the operations of LMC.  LMC operates its business under a License related to patent rights used in connection with the operations of medical clinics that provide medical services related to men's health, with proprietary trade names and logo designs.

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

For accounting purposes only, the transactions between LMC with Elite and RPA and the transaction between EMH and LMC were treated as a recapitalization of LMC, as of December 29, 2011, with LMC as the accounting acquirer.  The financial statements prior to December 29, 2011, are those of LMC and reflect the assets and liabilities of LMC at historical carrying amounts.  The financial statements show a retroactive restatement of LMC's historical stockholders' equity to reflect the equivalent number of shares issued to LMC.

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

Going Concern

The consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Business Combinations

During 2010, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective October 8, 2010 and as a result, a total of $200,000 and $200,000 in acquisition related costs were charged to selling, general and administrative expenses during 2011 and for the period October 8, 2010 (Date of Formation) through December 31, 2012, respectively.

Cash and Cash Equivalents

Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less.

Evaluation of Long-lived Assets

Licenses represent an important component of the Company’s total assets.  The Company amortizes its license on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.  For the year ended December 31, 2012, the Company recorded an impairment charge of $5,392,308.

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

Allowance for Bad Debts

The Company maintains allowances for bad debts for estimated losses from the inability of entities to make required payments.  The Company determines its allowances on a specific identification of entity loan receivables where appropriate .  As of December 31, 2012 and 2011, the Company had allowances for bad debts of $42,500 and $-0-, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the years ended December 31, 2012 and 2011 there were 2,400,000 and -0- potential common shares, respectively.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value.

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1	- Observable inputs such as quoted market prices in active markets
Level 2	- Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	- Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2012, there were no financial assets or liabilities that required disclosure.

New Financial Accounting Standards

Accounting Standards Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”)

ASU No. 2012-02 amends ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013.  The Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

2.             INTANGIBLES

The MPL License Agreement

The MPL License Agreement, under which the Company's wholly-owned subsidiary, Elite, is the licensee pursuant to the Assignment from WMA, provides for the license of medical services, operational systems, manuals, certain names and logo designs and other intellectual property in connection with the operation of medical clinics that provide services related to men’s health within the territory of the continental United States (the “Licensed Rights”).  The License Agreement provides for a fee of 6% of gross receipts of Licensee, payable quarterly.  The term of the License Agreement is for 19.5 years from the effective date, May 9, 2011. The Company plans to establish new medical clinics or acquire existing clinics, as well as to provide consulting services to medical clinics utilizing the Licensed Rights.

Intangibles are the value of the MPL license and are stated at cost.  The intangibles are being amortized over 19.5 years, the life of the license.

As of December 31, 2012, management concluded the fair value of the license should be reduced to $100,000 based on a market analysis and the failure of the Company to open any clinics during 2012 and no contracts for the use of the license in the foreseeable future.  The Company recorded an impairment charge of $5,392,308 which is included in the Company’s consolidated statement of operations for the year ended December 31, 2012.

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period
May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended
December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	$100,000

Amortization expense for the years ended December 31, 2012 and 2011 amounted to $307,692 and $200,000, respectively.  Amortization expense for the period October 8, 2010 (date of formation) through December 31, 2012 amounted to $507,692.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2013	$5,555
2014	5,555
2015	5,555
2016	5,555
2017	5,555

3.             LOAN RECEIVABLE

On February 3, 2012, LMC loaned $32,000 to Health Clinics of Florida, LLC.  On April 9, 2012 and August 10, 2012,  LMC advanced an additional $10,500.  The unsecured notes are interest free and due June 15, 2013.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.  The manager of Health Clinics of Florida, LLC is a shareholder of the Company.  As of December 31, 2012, the Company recorded a reserve for the full amount of the receivable reducing the balance to $-0-.  The bad debt expense of $42,500 is included in the Company’s consolidated statement of operations for the year ended December 31, 2012.

4.	DEBT

Short-term debt as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Secured promissory	$-	$3,000,000
note to Worldwide Medassets, Ltd. SAL,
interest @ 6% per annum. The note was
paid in full February 2, 2012 (1)

Unsecured promissory note, interest free,
due October 15, 2013 (2)	200,000	-

Unsecured promissory note, interest free,
due June 30, 2013 (3)	75,000	-

Unsecured promissory note, interest free,
due June 30, 2012 (3)	60,000	-

Unsecured promissory notes, interest @ 10%
per annum, due October 1, 2013 (4)	75,000	-

Unsecured promissory notes, interest free
due June 30, 2013 (5)	327,200	-
	737,200	3,000,000
Less: Current portion	737,200	3,000,000
	$-	$-

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

(2) On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company.  The note is interest free and has been extended to October 15, 2013.  In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(3) On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due June 30, 2013.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(4) On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company.  The unsecured note bears interest @ 10% per anum and is due October 1, 2013.  In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(5) On various dates from March 23, 2012 through November 26, 2012, LMC borrowed $327,200 from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due June 30, 2013.  In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

Interest expense for the years ended December 31, 2012 and 2011 and the period October 8, 2010 (Date of Formation) through December 31, 2012 amounted to $30,968, $120,000 and $150,968, respectively.

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2012	2011
Interest	$5,400	$120,000
Acquisition costs	-	200,000
Other	38,613	36,200
	$44,013	$356,200

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

There is no tax provision due to losses from operations during the years ended December 31, 2012 and 2011.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

For the Period
October 8, 2010
	Years Ended		(Date of Formation) Through
	December 31,		December 31,
	2012	2011	2012
Current
Federal	$-	$-	$-
Foreign	-	-	-
	-	-	-
Deferred
Federal	-	-	-
Foreign	-	-	-
	$-	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

			For the Period
			October 8, 2010
			(Date of Formation)
	Years Ended December 31,		Through December 31,
	2012	2011	2012
Tax provision (benefit) computed at the federal statutory rate of 34%	$(2,403,000)	$(189,000)	$(2,592,000)

Unused net operating losses	2,403,000	189,000	2,592,000
	$-	$-	$-

As of December 31, 2012, the Company recorded a deferred tax asset associated with a net operating los (“NOL”) carryforward of approximately $2.2 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future.  The Company’s NOL expires in 2027. The valuation allowance increased by $1,674,000 during the year ended December 31, 2012.

The types of temporary difference between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2012		2011
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect
Deferred tax assets: Current
U.S. net operating loss
carryforward	$2,230,000	$758,000	$556,000	$189,000

Valuation allowance	(2,230,000)	(758,000)	(556,000)	(189,000)
Net deferred income tax asset	$-	$-	$-	$-

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.  The Company’s reverse capitalization meets the definition of an ownership change and some of the NOL’s will be limited.

7.             STOCKHOLDERS' EQUITY

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

The fair value of the common shares issued amounted to $3,800,000.  The Company recorded a loss of $665,000 upon the extinguishment of debt which is included in the Company’s consolidated statement of operations for the year ended December 31, 2012.

8.             STOCK-BASED COMPENSATION

For the years ended December 31, 2012 and 2011 and for the period October 8, 2010 (Date of formation) through December 31, 2012, the Company issued 10,000, -0- and 10,000 shares and recorded compensation expense of $5,500, $-0- and $5,500, respectively, the fair value of the common shares at the date of issuance.

9.             WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%.  The fair value of the warrant amounted to $479,912 to be amortized over 3 years.  The Company recorded an expense of $144,193 on the Company's consolidated statement of operations for the year ended December 31, 2012 and for the period October 8, 2010 (Date of formation) through December 31, 2012..

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2012	-	$-
Granted	2,400,000	0.20
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending December 31, 2012	2,400,000	$0.20
Exercisable - period ending December 31, 2012	2,400,000	$0.20

10.           RELATED PARTY TRANSACTIONS

a)
During the year ended December 31, 2011, Elite had activities with Saddleworth Ventures LLC, a related party.  The ownership of Saddleworth Ventures is identical to the ownership of Elite.  Saddleworth Ventures assigned the rights to Elite as licensee under the License Agreement with MPL.  In connection with the purchase of the license, $3 million of the $6 million purchase price was paid by the members of Elite on the amount owing under the WMA note.

b)
The Company entered into a consulting agreement with Saddleworth Ventures LLC.  Consulting fees for the year ended December 31, 2012 and 2011 were $157,000 and $-0-, respectively.  See Note 11 (a) for further information.

c)
During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company.  The majority of these advances are interest free.  The Company recorded interest expense for the year ended December 31, 2012 in the amount of $5,400 on the advances that were not interest free.  See Note 4 for further information.

11.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its offices in Orlando, Florida under a lease expiring on January 31, 2014 at a monthly rental of $3,000 increasing to $3,500 in year 2.  The lease requires the Company to pay certain executory costs (such as maintenance and insurance).  The lease contains no escalation or capital improvement funding provisions.

Future minimum lease payments for operating leases are approximately as follows:

December 31, 2013	$41,500
December 31, 2014	3,500
$45,000

Rent expense was $33,000, $-0-, and $33,000 for the year ending December 31, 2012, 2011 and for the period October 8, 2010 (Date of formation) through December 31, 2012, respectively.

Consulting Agreements

a)
In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.  Consulting fees for the year ended December 31, 2012 amounted to $157,000.

b)
During 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services.  For the year ended December 31, 2012, consulting services amounted to $148,500.

c)
On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer.  The term of the agreement is for five years.  Lifestyle will pay Smith minimum compensation of $60K per year.  Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes.  For the year ended December 31, 2012, and for the period October 8, 2010 (Date of Formation) through December 31, 2012, payroll-officer amounted to $30,000 and $30,000, respectively.

12. SUBSEQUENT EVENT

On May 15, 2013, the Company received an advance of $29,965.  The advance is interest free and payable May 31, 2013.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Change of Audit Firm

On January 2, 2013, the Board of Directors of the Company accepted the resignation of Madsen & Associates, CPA’s Inc., its independent registered public accounting firm. On the same date, January 2, 2013, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ending December 31, 2012. From the date that Madsen & Associates, CPA’s Inc. were engaged, December 31, 2009, to the present time, or any other period of time, the reports of Madsen & Associates, CPA’s Inc. on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Madsen & Associates, CPA’s Inc. as to the Company’s financial statements for its fiscal year ended December 31, 2011, were modified for uncertainty due to the substantial doubt about the Company’s bility to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Madsen & Associates, CPA’s Inc., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

The Company has requested that Madsen & Associates, CPA’s Inc. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as an exhibit to this Form 8-K.

b) On January 2, 2013, the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Sadler, Gibb & Associates, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that, given the restatement of our financial statements for our fiscal year ended December 31, 2011, our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2012, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2012, based on the reasons set forth above, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of as of December 31, 2012.

Name	Age	Title
Christopher P. Smith	49	President and Chief Executive Officer, Chief Financial Officer and Director
Adam Sachs	45	Director
Ronald C. Moomaw	59	Director

On September 1, 2012, Teodor Cepoi resigned as a director, and on September 30, 2012, Iurie Bordian resigned as a director and as President of the Company. The Board of Directors (the sole remaining member of which was Mr. Christopher Smith) on September 30, 2012, appointed Mr. Adam Sachs and Dr. Ronald C. Moomaw as directors to fill the vacancies on the Board.

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

Adam Sachs, from September, 2011 to the present, has been the District Manager for a ten store market covering two states for Sears Holding Company. From 1993 to September, 2011, Mr. Sachs was with Best Buy, an International Fortune 100 retailer of computers, consumer electronics appliances and services, his last position from June, 2007 to September, 2011, being the Director, International Retail Operations, in Richfield, Minnesota.  From February, 2006 to June, 2007, Mr. Sachs was a Market Director for Best Buy for a 12-state (plus Puerto Rico) region with 225 stores, and prior thereto from 2006 was District Manager, Sales for a 12 big-box store territory. From 2001 to 2006 Mr. Sachs held various Regional Manager positions for with Best Buy, in the areas of Product Processing, Customer-Centricity, Marketing, and Merchandising.

Ronald C. Moomaw graduated from Ohio University Heritage College of Osteopathic Medicine in 1980, and completed a combined civilian/ military residency at Wright Patterson AFB.  Dr. Moomaw is Board certified in Psychiatry and a fellow of the American College of Neuropsychiatry. He presently works as a Flight Surgeon/ Psychiatrist for NASA at the Johnson Space Center, Houston, Texas.  He is the chairman of the JSC Ethics Committee and sits on the Aerospace Medical Board.  He trains and works with astronauts before, during and after flights, and provides direct psychiatric support for astronauts and their families. He is involved in the area of fatigue management both for the terrestrial environment and for isolation and communication delays for long-duration space flight.  Specifically, he studies the psychological components of fatigue and circadian desynchrony— jetlag and shift lag—and the development of countermeasures.

Dr. Moomaw’s background is diverse. He served as a major in the U.S. Air Force as a psychiatrist, operated his own private practice, served as medical director of two free-standing psychiatric emergency rooms, developed an in-patient psych unit, and served as the chief psychiatrist for the State of Ohio Department of Correction. He is a governing Board member for the National Commission for Correctional Health Care, and currently serves as assistant professor at the University of Texas Medical Branch, assistant professor at Ohio University Heritage College Osteopathic Medicine, incident command director for Wyle Engineering and Integrated Services, and president of the Houston Osteopathic Medical Association.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Annual Report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 201 South Orange Ave., Suite 1510, Orlando, FL32810 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  The Company believes that all such required filings in the fiscal year ended December 31, 2012 have been made, with the exception of those listed below.

Both Mr. Adam Sachs and Dr. Ronald C. Moomaw were appointed as directors on September 30, 2012, and were required to file Form 3’s within 10 days of their appointment. As of the date of this report, neither of these directors has filed the required Form 3.

Code of Ethics

We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company’s Secretary at 201 South Orange Ave., Suite 1510, Orlando, FL 32810. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2010, 2011 and 2012 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Iurie Bordian, CEO
	2010	$21,440							$21,440
	2011	$-0-							$-0-
	2012	$-0-							$-0-
Christopher Smith, CEO	2012	$30,000							$30,000

(1) Mr. Bordian became Chief Executive Officer on October 16, 2006, and served as President of the Company until September 30, 2012.  Mr. Bordian’s compensation was paid in Moldovan leí, the official currency of Moldova.

Stock Options Granted and Exercised in The Year Ended December 31, 2011

No stock option grants were made in the fiscal year ended December 31, 2012.

Director Compensation

Currently, our directors do not receive compensation for serving on our Board of Directors.

Employment Agreements

On June 25, 2012, the Board of Directors of the Company approved, and on July 16, 2012, the President of the Company executed, an Agreement (“Agreement”) with Christopher P. Smith, our Chief Executive Officer.  The Agreement is effective July 1, 2012, for an initial term of five years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term.

The Agreement with Mr. Smith (referred to sometimes as the “Executive”) provides for a base salary of $60,000 per year, and provides for incentive payments as established by the Board of Directors and for a performance bonus (“Performance Bonus”) based on the sum of two components, the first of which is as follows:

Net Operating Profit Before Income Taxes	Performance Bonus

On the First $10 Million	2% of Net Operating Profit
On the Next $40 Million	3.5% of Net Operating Profit
On the Next $50 Million	2.5% of Net Operating Profit
On all Amounts Over $100 Million	1.5% of Net Operating Profit

The second component of the Performance Bonus is based on  the  Net  Operating  Profit  before  Income  Taxes  for  all  of  the  Company’s  subsidiaries (“Covered Subsidiaries”) that are agreed in writing to have been identified by and presented to the Company for acquisition by the Company by Mr. Smith and as shown in the annual financial statements of the Company. This component of the Performance Bonus is calculated  as  ten  percent  (10%)  of  the  Net Operating Profit before Income Taxes of the Company’s ownership portion of the respective Covered Subsidiaries to be verified against the audited Annual Financial Statements of the respective Covered Subsidiaries. The Net Operating Profits for purposes of this component of the Performance Bonus are not to be included in the calculation of the Net Operating Profit before Income Taxes for purposes of the Performance Bonus as to Net Operating Profit of the Company.

The Agreement contains provisions for discharge for "cause", including breach of the Agreement or specified detrimental conduct by Mr. Smith, in which case accrued compensation would payable as provided in the Agreement.  The Agreement also provide for termination by the Executive for “good reason”, comprising events such as breach of the Agreement by the Company, assignment of duties inconsistent with the Executive’s position, transfer of the Executive’s primary office by more than 25 miles from Lake Mary, Florida, or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the Executive for “good reason”, the Company is required to pay to the Executive in a lump sum in cash within 30 days after the date of termination the aggregate of the following amounts:

A. the sum of (1) the Executive’s annual minimum salary through the date of termination to the extent not theretofore paid, (2) any annual incentive payment earned by the Executive for a prior period to the extent not theretofore paid and not theretofore deferred, (3) any annual performance bonus payment earned by the Executive for a prior period to the extent not theretofore paid and not theretofore deferred,(4) any accrued and unused vacation pay and (5) any business expenses incurred by the Executive that are unreimbursed as of the date of termination;

B. The product of (1) the performance bonus payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365;

C. the amount equal to the sum of (1) three (3) times the Executive’s annual minimum salary; (2) one (1) times the performance bonus payment and (3) one (1) times the incentive payment;

D. In the event Executive is not fully vested in any retirement benefits with the Company from pension, profit sharing or any other qualified or non-qualified retirement plan, the difference between the amounts Executive would have been paid if he had been vested on the date his employment was terminated and the amounts paid or owed to the Executive pursuant to such retirement plans;

E. The product of (1) the incentive payment and (2) a fraction, the numerator of which is the number of days that have elapsed in the fiscal year of the Company in which the date of termination occurs as of the date of termination, and the denominator of which is 365; and

F. The present value of the amount equal to the sum of five (5) years’ Performance Bonus pay with such amount being calculated based on the Performance Bonus paid to the Employee the year prior to the date of termination.

In addition all stock options and warrants outstanding as of the date of termination and held by the Executive shall vest in full and become immediately exercisable for the remainder of their full term; all restricted stock shall no longer be restricted to the extent permitted by law, and the Company will use its best efforts, at its sole cost to register such restricted stock as expeditiously as possible; and for the remainder of the Executive’s life and the life of his spouse, the Company is required to provide the Executive continued health care benefits. The Executive is responsible for the payment of any COBRA premium, provided that the Company is required to make a lump sum payment to the Executive equal to the cost of such premiums, plus an income tax gross-up thereon so that the Executive retains an amount equal to the cost of such premiums. The Company in addition beyond the COBRA period is required to pay the Executive a lump sum cash amount equal to the present value of the cost of premiums for health care coverage as a supplement to Medicare benefits under an individual policy from a third party insurer, with such insurer to be selected by the Executive (which coverage in combination with Medicare benefits shall provide benefits to the Executive and/or his spouse which are comparable to those provided to Executive and/or his spouse under the Company’s group health plan) for the remainder of each of the lives of the Executive and/or his spouse as of the date hereof.

Employee Benefit Plans

We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of April 2, 2013 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Lifestyle Medical Network Inc., 201 South Orange Ave., Suite 1510, Orlando, FL 32810.

The percentage of beneficial ownership in the following table is based upon 25,205,101 shares of common stock outstanding as of March 12, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Christopher P. Smith	1,262,857	5.01%
Pekan LLC 1343 Tadsworth Terrace Lake Mary, FL 32746	3,480,000	13.80%
Medpro LLC Abramsbynite 149C FIN-02450 Sundsberg, Finland	1,296,000	5.14%
James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	16.76%
The Dellinger Fund 201 S. Orange Ave., Suite 1510 Orlando, FL 32801	5,800,000	23.01%

Ronald C. Moomaw	74,999	*
Adam Sachs	110,000	*
All officers and directors as a group	1,272,857	5.07%

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2011  by Madsen & Associates, CPA’s Inc. (“Madsen”) and fiscal 2012 by Sadler, Gibb & Associates, LLC for the audit of the Company’s 2012 fiscal year and by Madsen with regard to the review of the Company’s 2012 fiscal quarterly reports on Form 10-Q.

	2012	2011
Audit Fees	$30,000	$35,000
Audit-related Fees
Tax Fees		5,000
All Other Fees

Total Fees	$30,000	$40,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2012.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2012, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during fiscal 2012.

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
3.1b
Articles of Merger with the Company’s wholly-owned subsidiary, Lifestyle Medical Network Inc., in which merger the name of the Company, as the surviving company in the merger, was changed to Lifestyle Medical Network Inc. (Incorporated by reference to Exhibit 3.1b to the Company’s Current Report on Form 8-K, filed July 17, 2012.)

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

10.14
Employment Agreement, effective as of July 1, 2012, between the Company and Christopher P. Smith. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 17, 2012.)

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

LIFESTYLE MEDICAL NETWORK, INC

Date: May 17, 2013	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on May 17, 2013.

/s/ Christopher Smith

Christopher Smith, Chief Executive Officer,
Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs, Director

By:	/s/ Ronald C. Moomaw
Ronald C. Moomaw, Director