Form 10-Q
period 2013-03-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2013-05-20
CIK 1307140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 25,205,101 as of April 2, 2013.

LIFESTYLE MEDICAL NETWORK, INC.

INDEX

		Page

Part I.	Financial Information	1

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	2

	Consolidated Statements of Operations for the three months Ended March 31, 2013 and 2012 (As Restated), and for the period October 8, 2010 (Date of Formation) through March 31, 2013 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the Period October 8, 2010 (Date of Formation) through March 31, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months Ended March 31, 2013 and 2012 (As Restated), and for the period October 8, 2010 (Date of Formation) through March 31, 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

Part II.	Other Information	18

Item 6.	Exhibits.	18

Signatures		19

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through March 31, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2013	2012
CURRENT ASSETS:	(Unaudited)

Cash and cash equivalents	$113	$38
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	-	2,466

Total Current Assets	113	2,504

Intangible assets - net	98,612	100,000
Other assets	6,000	6,000
TOTAL ASSETS	$104,725	$108,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term debt to related party	$757,200	$737,200
Accounts payable and accrued expenses	74,938	44,013

Total Current Liabilities	832,138	781,213

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,205,101 and 25,205,101 shares issued and 25,204,983 and 25,204,983
shares outstanding at March 31, 2013 and December 31, 2012, respectively	25,205	25,205
Additional paid-in-capital	6,973,470	6,934,025
Accumulated deficit during the development stage	(7,716,851)	(7,622,702)
Less: Cost of common stock in treasury, 118 and 118 shares
at March 31, 2013 and December 31, 2012, respectively	(9,237)	(9,237)
Total Stockholders' Equity (Deficiency)	(727,413)	(672,709)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$104,725	$108,504

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Period October 8, 2010 (Date of Formation)
	2013	2012 (As Restated)	through March 31, 2013
Revenues	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	92,274	203,689	1,517,043
Impairment loss	-	-	5,392,308
	92,274	203,689	6,909,351

Loss from operations	(92,274)	(203,689)	(6,909,351)

Other income (expense):
Interest expense	(1,875)	(45,000)	(152,843)
Loss on extinguishment of debt	-	-	(654,657)
Total other income (expense)	(1,875)	(45,000)	(807,500)

Loss from operations before
provision for income taxes	(94,149)	(248,689)	(7,716,851)

Provision for income taxes	-	-	-

Net loss	$(94,149)	$(248,689)	$(7,716,851)

Loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	25,204,983	17,264,661

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

		Common Stock			Accumulated
		Number of		Additional Paid	Deficit during the	Treasury
	Total	Shares	Amount	In Capital	Development Stage	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011	2,443,833	6,195,101	6,195	3,003,342	(556,467)	(9,237)

Issuance of common stock for repayment
of note payable and accrued interest	3,800,000	19,000,000	19,000	3,781,000

Issuance of common stock for services	5,500	10,000	10	5,490

Issuance of warrants for services	144,193			144,193

Net loss for the year ended
December 31, 2012	(7,066,235)				(7,066,235)

Balance, December 31, 2012	(672,709)	25,205,101	25,205	6,934,025	(7,622,702)	(9,237)

Amortization of warrants issued for services	39,445			39,445

Net loss for the three months ended
March 31, 2013	(94,149)				(94,149)

Balance, March 31, 2013	$(727,413)	25,205,101	$25,205	$6,973,470	$(7,716,851)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,		For the Period October 8, 2010 (Date of Formation)
	2013	2012 (As Restated)	through March 31, 2013
Cash flows from operating activities:
Net loss	$(94,149)	$(248,689)	$(7,716,851)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,388	76,923	509,080
Reserve for bad debt	-	-	42,500
Impairment loss	-	-	5,392,308
Loss on extinguishment of debt	-	-	654,657
Non-cash compensation	39,445	29,167	189,138
Changes in operating assets and liabilities:
Increase in other assets	-	(6,000)	(6,000)
Increase (decrease) in accrued expenses	30,925	(155,700)	220,281
Increase in prepaid expenses	2,466	-	(2,466)

Net Cash Used In Operating Activities	(19,925)	(304,299)	(714,887)

Cash flows from investing activities:
Advances on loans	-	(32,000)	(42,500)

Net Cash Used In Investing Activities	-	(32,000)	(42,500)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	-	3,000,300
Proceeds from related parties	20,000	338,000	757,200
Repayment of debt	-	-	(3,000,000)

Net Cash Provided by Financing Activities	20,000	338,000	757,500

Net increase in cash	75	1,701	113

Cash and cash equivalents - Beginning of year	38	33	-

Cash and cash equivalents - End of period	$113	$1,734	$113

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For The Three Months Ended March 31,		For the Period October 8, 2010 (Date of Formation) through March 31,
	2013	2012	2013

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock		$-	$5,000

Intangible asset in exchange for
short-term debt		$-	$6,000,000

Common stock issued in exchange
for debt and interest	$-	$-	$3,800,000

Details of reverse acquisition:
Commonstock issued		$-	$1,195

Paid-in capital in connection with
common stock issued		-	8,042

Treasury stock acquired		-	(9,237)

Net assets acquired		$-	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a "Development Stage Company")
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND THE PERIOD OCTOBER 8, 2010 (Date of Formation) THROUGH MARCH 31, 2013

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2013 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2012 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the three months ended March 31, 2013 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three months ended March 31, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period
May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended
December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	$100,000

Amortization expense for the three months
ended March 31, 2013	(1,388)

Balance March 31, 2013	$98,612

Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $1,388 and $76,923, respectively.  Amortization expense for the period October 8, 2010 (date of formation) through March 31, 2013 amounted to $509,080.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2013	$4,167
2014	5,555
2015	5,555
2016	5,555
2017	5,555

3.	LOAN RECEIVABLE

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

4.	DEBT

Short-term debt as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Unsecured promissory note, interest free,
due October 15, 2013 (2)	$200,000	$200,000

Unsecured promissory note, interest free,
due June 30, 2013 (3)	75,000	75,000

Unsecured promissory note, interest free,
due June 30, 2013 (3)	60,000	60,000

Unsecured promissory notes, interest @ 10%
per annum, due October 1, 2013 (4)	75,000	75,000

Unsecured promissory notes, interest free
due June 30, 2013 (5)	347,200	327,200
	757,200	737,200
Less: Current portion	757,200	737,200
	$-	$-

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

(5) On various dates from March 23, 2012 through February 21, 2013, LMC borrowed $347,200 from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due June 30, 2013.  In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

Interest expense for the three months ended March 31, 2013 and 2012 and the period October 8, 2010 (Date of Formation) through March 31, 2013 amounted to $1,875, $45,000 and $152,843, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2013	2012
Interest	$7,275	$5,400
Acquisition costs	-	-
Other	67,663	38,613
	$74,938	$44,013

6.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the three months ended March 31, 2013 and 2012.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

The fair value of the common shares issued amounted to $3,800,000.  The Company recorded a loss of $654,657 upon the extinguishment of debt which is included in the Company’s consolidated statement of operations for the year ended December 31, 2012.

8.	STOCK-BASED COMPENSATION

For the three months ended March 31, 2013 and 2012 and for the period October 8, 2010 (Date of formation) through March 31, 2013, the Company issued -0-, 10,000, and 10,000 shares and recorded compensation expense of $-0-, $5,500 and $5,500, respectively.

9.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 5 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%.  The fair value of the warrant amounted to $479,912 to be amortized over three years.   The Company recorded an expense of $39,445 and $23,667 on the Company's consolidated statement of operations for the three months ended March 31, 2013  and 2012, respectively.  For the period October 8, 2010 (Date of formation) through March 31, 2013, the Company recorded an expense of $183,638.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2013	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending March 31, 2013	2,400,000	$0.20
Exercisable - period ending March 31, 2013	2,400,000	$0.20

10.	RELATED PARTY TRANSACTIONS

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

b)
The Company entered into a consulting agreement with Saddleworth Ventures LLC.  Consulting fees for the three months ended March 31, 2013 and 2012 were $-0- and $25,000, respectively.  See Note 11(a) for further information.

c)
During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company.  During the three months ended March 31, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the three months ended March 31, 2013 and 2012 in the amount of $1,875 and $-0-, respectively, on the advances that were not interest free.  See Note 4 for further information.

11.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)
In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.  Consulting fees for the three months ended March 31, 2013 and 2012 amounted to $-0- and $25,000, respectively.

b)
During 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services.  For the three months ended March 31, 2013 and 2012, consulting services amounted to $700 and $40,500, respectively.

c)
On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer.  The term of the agreement is for five years.  Lifestyle will pay Smith minimum compensation of $60K per year.  Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes.  For the three months ended March 31, 2013, payroll-officer amounted to $15,000.

12.
EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares consist of outstanding common stock purchase warrants. For the three months ended March 31, 2013 and 2012, there were 2,400,000 and 2,400,000 potential common shares, respectively.

13.	RESTATEMENT

The Company's consolidated statement of operations and cash flows for the three months ended March 31, 2012 have been restated to reflect amortization expense of $76,923 and a reduction in the valuation of warrants issued for services of $21,792. The net loss for the three months ended March 31, 2012 increased to $261,070.

14.	SUBSEQUENT EVENT

Subsequent to March 31, 2013, the Company issued a certificate for 3,000,000 shares of common stock   in contemplation of an acquisition that did not proceed to closing. The certificate has been held as treasury stock by the Company and is in the process of cancellation and restoration to the status of authorized but unissued stock with the transfer agent.

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

Acquisition of Lifestyle Medical Corp.

On December 29, 2011, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp. (“Lifestyle Medical”), which has rights to technologies and practices licensed to its subsidiary, Elite Professional IP Licensing, LLC (“Elite”), pursuant to an October 5, 2010 License Agreement with Modular Properties Limited, Inc. (the “License Agreement”). The consideration paid by the Company for the acquisition of Lifestyle Medical was 5,000,000 shares of our common stock paid to the holders of a majority of the outstanding shares of LMC, valued at $2,500,000. On February 2, 2012, we completed acquisition of the rights to our licensed men’s medical clinic operating technologies and processes, by acquiring from Worldwide Medassets, Ltd. (SAL) the full assignment of rights to the License Agreement, by the issuance of 19,000,000 shares of our common stock in exchange for the satisfaction of the outstanding $3,000,000 principal balance on the note issued to Worldwide Medassets, Ltd. in connection with the assignment of rights to the License Agreement to Elite.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three months ended March 31, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire medical clinics, including men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

During the three months ended March 31, 2013, we incurred a net loss of $94,149, compared to a loss of $248,689 for the three months ended March 31, 2012.  The decrease in the net loss is primarily due to a decrease in general and administrative expenses (Primarily amortization exxpense and consulting fees) and a reduction in interest expense due to debt paid in 2012.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 2013, we had a working capital deficiency of $832,025.  At March 31, 2013, we had total assets of approximately $164,725, including cash of $113. Net cash used in operating activities in the three months ended March 31, 2013 was $19,925, primarily from the net loss of approximately $94,149, offset by net cash from financing activities of $20,000 in that period.

It is expected that we will continue to incur operating losses in the future. In the first three months of 2013, we had $-0- of revenues, operating expenses of $92,274, and a net loss $94,149.  As of March 31, 2013, we had $113 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of March 31, 2013, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective for the quarter ended March 31, 2013, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIFESTYLE MEDICAL NETWORK, INC. (Registrant)

Date: May 20, 2013	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer