Form 10-Q
period 2013-06-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2013-09-18
CIK 1307140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 25,235,101 as of September 16, 2013.

LIFESTYLE MEDICAL NETWORK, INC.

INDEX

		Page

Part I.	Financial Information	3

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

	Consolidated Statements of Operations for the three and six months Ended June 30, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through June 30, 2013 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Period October 8, 2010 (Date of Formation) through June 30, 2013 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months Ended June 30, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through June 30, 2013 (unaudited)	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II.	Other Information	20

Item 6.	Exhibits.	20

Signatures		21

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

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

The results of operations for the three and six months ended June 30, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through June 30, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$8	$38
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	4,788	2,466

Total Current Assets	4,796	2,504

Intangible assets - net	97,224	100,000
Other assets	6,000	6,000
TOTAL ASSETS	$108,020	$108,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term debt to related party	$757,200	$737,200
Short-term debt	45,000	-
Accounts payable and accrued expenses	85,464	44,013

Total Current Liabilities	887,664	781,213

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 200,000,000 shares authorized; 25,235,101 and 25,205,101 shares issued and 25,234,983 and 25,204,983 shares outstanding at June 30, 2013 and December 31, 2012, respectively	25,235	25,205
Additional paid-in-capital	7,018,435	6,934,025
Accumulated deficit during the development stage	(7,814,077)	(7,622,702)
Less: Cost of common stock in treasury, 118 and 118 shares at June 30, 2013 and December 31, 2012, respectively	(9,237)	(9,237)
Total Stockholders' Equity (Deficiency)	(779,644)	(672,709)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$108,020	$108,504

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		October 8, 2010
	June 30,		June 30,		(Date of Formation)
	2013	2012	2013	2012	through June 30, 2013
		(As restated)		(As restated)

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	95,351	322,582	187,625	526,271	1,612,394
Impairment loss	-	-	-	-	5,392,308
	95,351	322,582	187,625	526,271	7,004,702

Loss from operations	(95,351)	(322,582)	(187,625)	(526,271)	(7,004,702)

Other income (expense):
Interest expense	(1,875)	(3,525)	(3,750)	(48,525)	(154,718)
Loss on extinguishment of debt	-	-	-	-	(654,657)
Total other income (expense)	(1,875)	(3,525)	(3,750)	(48,525)	(809,375)

Loss from operations before provision for income taxes	(97,226)	(326,107)	(191,375)	(574,796)	(7,814,077)

Provision for income taxes	-	-	-	-	-

Net loss	$(97,226)	$(326,107)	$(191,375)	$(574,796)	$(7,814,077)

Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding
- basic and diluted	25,208,727	25,204,983	25,206,924	17,264,661

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

		Common Stock			Accumulated
		Number of		Additional Paid	Deficit during the	Treasury
	Total	Shares	Amount	In Capital	Development Stage	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011	2,443,833	6,195,101	6,195	3,003,342	(556,467)	(9,237)

Issuance of common stock for repayment of note payable and accrued interest	3,800,000	19,000,000	19,000	3,781,000

Issuance of common stock for services	5,500	10,000	10	5,490

Issuance of warrants for services	144,193			144,193

Net loss for the year ended December 31, 2012	(7,066,235)				(7,066,235)

Balance, December 31, 2012	(672,709)	25,205,101	25,205	6,934,025	(7,622,702)	(9,237)

Amortization of warrants issued for services	78,890			78,890

Issuance of common stock for services	5,550	30,000	30	5,520

Net loss for the six months ended June 30, 2013	(191,375)				(191,375)

Balance, June 30, 2013	$(779,644)	25,235,101	$25,235	$7,018,435	$(7,814,077)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For The Six Months Ended		October 8, 2010 (Date of Formation)
	June 30,		through
	2013	2012	June 30, 2013
		(As restated)
Cash flows from operating activities:
Net loss	$(191,375)	$(574,796)	$(7,814,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,776	153,846	510,468
Reserve for bad debt	-	-	42,500
Impairment loss	-	-	5,392,308
Loss on extinguishment of debt	-	-	654,657
Expenses paid on behalf of the Company	15,000	-	15,000
Stock based compensation	84,440	80,993	234,133
Changes in operating assets and liabilities:
Other assets	-	(6,000)	(6,000)
Accrued expenses	41,451	(162,175)	230,807
Prepaid expenses	(2,322)	-	(4,788)

Net Cash Used In Operating Activities	(50,030)	(508,132)	(744,992)

Cash flows from investing activities:
Advances on loans	-	(36,500)	(42,500)

Net Cash Used In Investing Activities	-	(36,500)	(42,500)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	-	3,000,300
Proceeds from short-term debt to related party	20,000	565,000	757,200
Proceeds from short-term debt	30,000	-	30,000
Repayment of debt	-	-	(3,000,000)

Net Cash Provided by Financing Activities	50,000	565,000	787,500

Net increase (decrease) in cash	(30)	20,368	8

Cash and cash equivalents - Beginning of year	38	33	-

Cash and cash equivalents - End of period	$8	$20,401	$8

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			For the Period
	For The Six Months Ended		October 8, 2010
	June 30,		(Date of Formation)
	2013	2012	through June 30, 2013

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock	$-	$-	$5,000

Intangible asset in exchange for short-term deb	$-	$-	$6,000,000

Common stock issued in exchange for debt and interest	$-	$3,165,000	$3,800,000

Details of reverse acquisition:
Common stock issued			$1,195

Paid-in capital in connection with common stock issued			8,042

Treasury stock acquired			(9,237)

Net assets acquired			$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a "Development Stage Company")
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND THE PERIOD OCTOBER 8, 2010
(Date of Formation) THROUGH JUNE 30, 2013

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2013 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited.  The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principals generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2012 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the six months ended June 30, 2013 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the six months ended June 30, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period
May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended
December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	$100,000

Amortization expense for the six months
ended June 30, 2013	(2,776)

Balance June 30, 2013	$97,224

Amortization expense for the six months ended June 30, 2013 and 2012 amounted to $2,776 and $153,846, respectively.  Amortization expense for the period October 8, 2010 (date of formation) through June 30, 2013 amounted to $510,468.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2013	$2,779
2014	5,555
2015	5,555
2016	5,555
2017	5,555

3.	LOAN RECEIVABLE

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

4.	DEBT

Short-term debt as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Short-term Debt to Related Parties
Unsecured promissory note, interest free,
due October 15, 2013 (2)	$200,000	$200,000

Unsecured promissory note, interest free,
due October 15, 2013 (3)	75,000	75,000

Unsecured promissory note, interest free,
due October 15, 2013 (3)	60,000	60,000

Unsecured promissory notes, interest @ 10%
per annum, due October 1, 2013 (4)	75,000	75,000

Unsecured promissory notes, interest free
due October 15, 2013 (5)	347,200	327,200
	757,200	737,200
Less: Current portion	757,200	737,200
	$-	$-

	June 30,	December 31,
Short-term Debt	2013	2012
Unsecured promissory note, interest free,
due on demand	$30,000	$-

Unsecured promissory note, interest free,
due on demand	15,000	-
	45,000	-
Less: Current portion	45,000	-
	$-	$-

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

(3) On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due October 15, 2013.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(4) On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company.  The unsecured note bears interest @ 10% per anum and is due October 1, 2013.  In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(5) On various dates from March 23, 2012 through February 21, 2013, LMC borrowed $347,200 from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due October 15, 2013.  In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

Interest expense for the six months ended June 30, 2013 and 2012 and the period October 8, 2010 (Date of Formation) through June 30, 2013 amounted to $3,750, $48,525 and $154,718, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2013	2012
Interest	$9,150	$5,400
Other	76,314	38,613
	$85,464	$44,013

6.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the six months ended June 30, 2013 and 2012.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

The fair value of the common shares issued amounted to $3,800,000.  The Company recorded a loss of $664,657 upon the extinguishment of debt which is included in the Company’s consolidated statement of operations for the year ended December 31, 2012.

8.	STOCK-BASED COMPENSATION

For the six months ended June 30, 2013 and 2012 and for the period October 8, 2010 (Date of formation) through June 30, 2013, the Company issued 30,000, 10,000, and 40,000 shares and recorded compensation expense of $5,550, $5,500 and $11,050, respectively.

9.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 5 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%.  The fair value of the warrant amounted to $479,912 to be amortized over three years.   The Company recorded an expense of $78,890 and $75,493 on the Company's consolidated statement of operations for the six months ended June 30, 2013 and 2012, respectively.  For the period October 8, 2010 (Date of formation) through June 30, 2013, the Company recorded an expense of $223,083.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2013	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending June 30, 2013	2,400,000	$0.20
Exercisable - period ending June 30, 2013	2,400,000	$0.20

10.	RELATED PARTY TRANSACTIONS

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

b)
The Company entered into a consulting agreement with Saddleworth Ventures LLC.  Consulting fees for the six months ended June 30, 2013 and 2012 were $-0- and $97,500, respectively.  See Note 11(a) for further information.

c)
During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company.  During the six months ended June 30, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the six months ended June 30, 2013 and 2012 in the amount of $3,750 and $48,525, respectively, on the advances that were not interest free.  See Note 4 for further information.

11.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)
In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.  Consulting fees for the six months ended June 30, 2013 and 2012 amounted to $-0- and $97,500, respectively.

b)
During 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services.  For the six months ended June 30, 2013 and 2012, consulting services amounted to $7,616 and $94,500, respectively.

c)
On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer.  The term of the agreement is for five years.  Lifestyle will pay Smith minimum compensation of $60K per year.  Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes.  For the six months ended June 30, 2013, payroll-officer amounted to $30,000.

12.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the six months ended June 30, 2013 and 2012, there were 2,400,000 and 2,400,000 potential common shares, respectively.

13.	RESTATEMENT

The Company’s consolidated statement of operations for the six and three months ended June 30, 2012 have been restated to reflect amortization expense of $153,846 and $76,923, respectively, and an increase in the valuation of warrants issued for services of $17,683 and $51,826, respectively. The net loss for the six and three months ended June 30, 2012 increased to $574,796 and $326,107, respectively.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the six months ended June 30, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

During the six months ended June 30, 2013, we incurred a net loss of $191,375, compared to a loss of $574,796 for the six months ended June 30, 2012.  The decrease in the loss is primarily due to a decrease of approximately $339,000 in general and administrative expense, primarily consulting fees and amortization, and a decrease of $45,000 in interest expense.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

During the three months ended June 30, 2013, we incurred a net loss of $97,226, compared to a net loss of $326,107 for the three months ended June 30, 2012.  The decrease in the loss is primarily due to our having a decrease of approximately $228,000 in general and administrative expenses, primarily consulting and amortization.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 2013, we had a working capital deficiency of approximately $883,000.  At June 30, 2013, we had total assets of approximately $108,000, including cash of $8. Net cash used in operating activities in the six months ended June 30, 2013 was $50,030, primarily from the net loss of approximately $191,000, offset by net cash from financing activities of $50,000 in that period.

It is expected that we will continue to incur operating losses in the future. In the first six months of 2013, we had $-0- of revenues, operating expenses of approximately $188,000, and no net income.  As of June 30, 2013, we had $8 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

The Company has approximately $887,000 in current liabilities, including approximately $85,000 in current payables, as at June 30, 2013.  We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of June 30, 2013, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective, since Company was required to restate its financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, and has been required to restate the quarterly reports on Form 10-Q filed in 2012 in connection with comparative financial information for 2012 included in the quarterly reports filed in the current 2013 fiscal year.  In the 2012 10-K filing, such material weaknesses were disclosed, and management concluded that as of December 31, 2012, our disclosure controls and procedures and internal control over financial reporting were not effective.

There were no changes in the Company’s internal control over financial reporting during the second fiscal quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended May 31, 2013.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
June 19, 2013	30,000 shares of common stock issued to Consultant.	Consultant.	NA	$0.19 per share/NA

The Company believes that the above transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: September 18, 2013	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer