Form 10-Q
period 2013-09-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2013-11-14
CIK 1307140

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 25,335,101 as of November 8, 2013.

LIFESTYLE MEDICAL NETWORK, INC.

INDEX

		Page

Part I.	Financial Information	1

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	2

	Consolidated Statements of Operations for the nine months Ended September 30, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through September 30, 2013 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the Period October 8, 2010 (Date of Formation) through September 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months Ended September 30, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through September 30, 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II.	Other Information	15

Item 6.	Exhibits.	15

Signatures		15

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

The results of operations for the nine months ended September 30, 2013 and 2012, and for the period October 8, 2010 (Date of Formation) through September 30, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8	$38
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	2,013	2,466

Total Current Assets	2,021	2,504

Intangible assets - net	95,836	100,000
Other assets	6,000	6,000
TOTAL ASSETS	$103,857	$108,504

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
CURRENT LIABILITIES:
Short-term debt to related party	$757,200	$737,200
Short-term debt	51,833	-
Accounts payable and accrued expenses	126,728	44,013

Total Current Liabilities	935,761	781,213

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 25,335,101 and 25,205,101 shares issued and 25,334,983 and 25,204,983
shares outstanding at September 30, 2013 and December 31, 2012, respectively	25,335	25,205
Additional paid-in-capital	7,063,780	6,934,025
Accumulated deficit during the development stage	(7,911,782)	(7,622,702)
Less: Cost of common stock in treasury, 118 and 118 shares
at September 30, 2013 and December 31, 2012, respectively	(9,237)	(9,237)
Total Stockholders' Equity Deficiency	(831,904)	(672,709)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY	$103,857	$108,504

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		October 8, 2010 (Date of Formation) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
		(As restated)		(As restated)

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	95,830	249,828	283,455	774,224	1,708,224
Impairment loss	-	-	-	-	5,392,308
	95,830	249,828	283,455	774,224	7,100,532

Loss from operations	(95,830)	(249,828)	(283,455)	(774,224)	(7,100,532)

Other income (expense):
Interest expense	(1,875)	(1,875)	(5,625)	(50,400)	(156,593)
Loss on extinguishment of debt	-	-	-	-	(654,657)
Total other income (expense)	(1,875)	(1,875)	(5,625)	(50,400)	(811,250)

Loss from operations before
provision for income taxes	(97,705)	(251,703)	(289,080)	(824,624)	(7,911,782)

Provision for income taxes	-	-	-	-	-

Net loss	$(97,705)	$(251,703)	$(289,080)	$(824,624)	$(7,911,782)

Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares outstanding
- basic and diluted	25,280,753	25,205,101	25,236,420	22,567,948

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
(Unaudited)

		Common Stock		Additional	Accumulated Deficit during the
		Number of		Paid	Development	Treasury
	Total	Shares	Amount	In Capital	Stage	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended
December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011	2,443,833	6,195,101	6,195	3,003,342	(556,467)	(9,237)

Issuance of common stock for repayment
of note payable and accrued interest	3,800,000	19,000,000	19,000	3,781,000

Issuance of common stock for services	5,500	10,000	10	5,490

Issuance of warrants for services	144,193			144,193

Net loss for the year ended
December 31, 2012	(7,066,235)				(7,066,235)

Balance, December 31, 2012	(672,709)	25,205,101	25,205	6,934,025	(7,622,702)	(9,237)

Issuance of warrants for services	118,335			118,335

Issuance of common stock for services	11,550	130,000	130	11,420

Net loss for the nine months ended
September 30, 2013	(289,080)				(289,080)

Balance, September 30, 2013	$(831,904)	25,335,101	$25,335	$7,063,780	$(7,911,782)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For The Nine Months Ended		October 8, 2010 (Date of Formation) through
	September 30,		September 30,
	2013	2012	2013
		(As restated)
Cash flows from operating activities:
Net loss	$(289,080)	$(824,624)	$(7,911,782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	4,164	230,769	511,856
Reserve for bad debt	-	-	42,500
Impairment loss	-	-	5,392,308
Loss on extinguishment of debt	-	-	654,657
Non-cash compensation	129,885	120,438	279,578
Changes in operating assets and liabilities:
Increase in other assets	-	(6,000)	(6,000)
Increase (decrease) in accrued expenses	82,715	(160,300)	272,071
Increase in prepaid expenses	453	-	(2,013)
Expenses paid on behalf of the company	21,833	-	21,833

Net Cash Used In Operating Activities	(50,030)	(639,717)	(744,992)

Cash flows from investing activities:
Advances on loans	-	(42,500)	(42,500)

Net Cash Used In Investing Activities	-	(42,500)	(42,500)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	-	3,000,300
Proceeds from short-term debt to related party	20,000	715,000	757,200
Proceeds from short-term debt	30,000	-	30,000
Repayment of debt	-	-	(3,000,000)

Net Cash Provided by Financing Activities	50,000	715,000	787,500

Net increase (decrease) in cash	(30)	32,783	8

Cash and cash equivalents - Beginning of year	38	33	-

Cash and cash equivalents - End of period	$8	$32,816	$8

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			For the Period
	For The Nine Months Ended		October 8, 2010 (Date of Formation) through
	September 30,		September 30,
	2013	2012	2013

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock	$-	$5,000	$5,000

Intangible asset in exchange for short-term debt	$-	$6,000,000	$6,000,000

Common stock issued in exchange for debt and interest	$-	$3,165,000	$3,800,000

Details of reverse acquisition:
Common stock issued			$1,195

Paid-in capital in connection with common stock issued			8,042

Treasury stock acquired			(9,237)

Net assets acquired			$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(Formerly EMERGING MEDIA HOLDINGS INC. AND SUBSIDIARIES)
(a "Development Stage Company")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD OCTOBER 8, 2010 (Date of Formation) THROUGH SEPTEMBER 30, 2013

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2013 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited.  The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principals generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of December 31, 2012 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the nine months ended September 30, 2013 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the nine months ended September 30, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	$100,000

Amortization expense for the nine months ended September 30, 2013	(4,164)

Balance September 30, 2013	$95,836

Amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $4,174 and $230,769, respectively.  Amortization expense for the period October 8, 2010 (date of formation) through September 30, 2013 amounted to $511,856.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2013	$1,390
2014	5,555
2015	5,555
2016	5,555
2017	5,555

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

4.  DEBT

Short-term debt as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Short-term Debt to Related Parties
Unsecured promissory note, interest free, due April 15, 2014 (1)	$200,000	$200,000

Unsecured promissory note, interest free, due April 15, 2014 (2)	75,000	75,000

Unsecured promissory note, interest free, due April 15, 2014 (2)	60,000	60,000

Unsecured promissory notes, interest @ 10% per annum, due April 15, 2014 (3)	75,000	75,000

Unsecured promissory notes, interest free due April 15, 2014 (4)	347,200	327,200
	757,200	737,200
Less: Current portion	757,200	737,200
	$-	$-

	September 30,	December 31,
Short-term Debt	2013	2012
Unsecured promissory note, interest free, due on demand	$30,000	$-

Unsecured promissory note, interest free, due on demand	21,833	-
	51,833	-
Less: Current portion	51,833	-
	$-	$-

(1)  On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company.  The note is interest free and has been extended to April 15, 2014.  In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(2)  On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due April 15, 2014.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(3)  On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company.  The unsecured note bears interest @ 10% per anum and is due April 15, 2014.  In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(4)  On various dates from March 23, 2012 through February 21, 2013, LMC borrowed $347,200 from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due April 15, 2014.  In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

Interest expense for the nine months ended September 30, 2013 and 2012 and the period October 8, 2010 (Date of Formation) through September 30, 2013 amounted to $5,625, $50,400 and $156,593, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2013	2012
Interest	$11,025	$5,400
Salaries - Officer	33,250	2,500
Rent	32,918	5,543
Other	49,535	30,570
	$126,728	$44,013

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

There is no U.S. tax provision due to losses from U.S. operations during the nine months ended September 30, 2013 and 2012.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

8.  STOCK-BASED COMPENSATION

For the nine months ended September 30, 2013 and 2012 and for the period October 8, 2010 (Date of formation) through September 30, 2013, the Company issued 130,000, 10,000, and 140,000 shares and recorded compensation expense of $11,550, $5,500 and $17,050, respectively.

9.  WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 5 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%.  The fair value of the warrant amounted to $479,912 to be amortized over three years.  The Company recorded an expense of $118,335 and $114,938 on the Company's consolidated statement of operations for the nine months ended September 30, 2013 and 2012, respectively.  For the period October 8, 2010 (Date of formation) through September 30, 2013, the Company recorded an expense of $265,528.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2013	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending September 30, 2013	2,400,000	$0.20
Exercisable - period ending September 30, 2013	2,400,000	$0.20

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

b)
The Company entered into a consulting agreement with Saddleworth Ventures LLC.  Consulting fees for the nine months ended September 30, 2013 and 2012 were $-0- and $97,500, respectively.  See Note 11(a) for further information.

c)
During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company.  During the nine months ended September 30, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the nine months ended September 30, 2013 and 2012 in the amount of $5,625 and $50,400, respectively, on the advances that were not interest free.  See Note 4 for further information.

11.  COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)
In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.  Consulting fees for the nine months ended September 30, 2013 and 2012 amounted to $-0- and $140,000, respectively.

b)
During 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services.  For the nine months ended September 30, 2013 and 2012, consulting services amounted to $5,666 and $131,000, respectively.

c)
On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer.  The term of the agreement is for five years.  Lifestyle will pay Smith minimum compensation of $60K per year.  Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes.  For the nine months ended September 30, 2013, payroll-officer amounted to $45,000.

12.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the nine months ended September 30, 2013 and 2012, there were 2,400,000 and 2,400,000 potential common shares, respectively.

13.  RESTATEMENT

The Company’s consolidated statement of operations for the nine and three months ended September 30, 2012 have been restated to reflect amortization expense of $230,769 and $76,923, respectively, and an increase in the valuation of warrants issued for services of $19,059 and $42,970, respectively. The net loss for the six and three months ended June 30, 2012 increased to $824,624 and $253,353, respectively.

14.  SUBSEQUENT EVENTS

On October 13, 2013, the Company borrowed $150,000 from Edmond Malits (“Malits”). The promissory note bears interest at 12% per annum and both interest and principal are due February 14, 2014.

In connection with the promissory note, the Company will issue Malits 500,000 of the company’s common shares. Additionally, the Company will provide collateral for the loan, the Company’s shell on the OTCBB.

The Company has signed a letter of intent to purchase the assets and operations of a group of six primary care and specialty medical clinics in Houston, Texas, including the real estate properties of the clinics.  The letter of intent was recently extended to December 31, 2013, to permit the parties to close the transaction by the end of the Company’s current fiscal year.  The Company is proceeding to complete the negotiation and execution of definitive agreements for this transaction; the definitive agreements will contain closing conditions, including a financing contingency with respect to the institutional financing required for the purchase the real estate properties that are part of the group’s assets.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the nine months ended September 30, 2013, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

Through our Lifestyle Medical Corp. subsidiary, we intend to open, operate and acquire men’s sexual health clinics. We have no acquisitions contemplated or under discussion at this time.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

During the nine months ended September 30, 2013, we incurred a net loss of $289,080, compared to a loss of $824,624 for the nine months ended September 30, 2012.  The decrease in the loss is primarily due to a decrease of approximately $495,000 in general and administrative expense, primarily consulting fees and amortization, and a decrease of approximately $45,000 in interest expense.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

During the three months ended September 30, 2013, we incurred a net loss of $97,705, compared to a net loss of $251,703 for the three months ended September 30, 2012.  The decrease in the loss is primarily due to our having a decrease of approximately $160,000 in general and administrative expenses, primarily consulting and amortization.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2013, we had a working capital deficiency of approximately $933,000.  At September 30, 2013, we had total assets of approximately $103,000, including cash of $8. Net cash used in operating activities in the nine months ended September 30, 2013 was $50,030, primarily from the net loss of approximately $289,000, offset by net cash from financing activities of $50,000 in that period.

It is expected that we will continue to incur operating losses in the future. In the first nine months of 2013, we had $-0- of revenues and operating expenses of $283,455.  As of September 30, 2013, we had $8 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

On October 31, 2013, we obtained interim capital through a $150,000 loan, evidenced by a 12% Promissory Note with a principal amount of $150,000, due February 16, 2014; in connection with the loan we agreed to issue the lender 500,000 shares of our common stock. We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement our business plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of September 30, 2013, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2013, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the third fiscal quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended May 31, 2013.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
August 20, 2013	100,000 shares of common stock issued to Consultant.	Consultant.	NA	$0.06 per share/NA

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: November 14, 2013	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer