Form 10-K
period 2013-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2014-04-15
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,437,325.

Number of shares of Common Stock issued and outstanding as of April 7, 2014: 25,835,101 shares.

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

Our Business

Currently we own 100% of the outstanding shares of Lifestyle Medical, and our Board of Directors has determined, based on the expertise of our management in this area, and our rights under the License Agreement that our business model should be to establish, or identify and acquire through a business combination, one or more medical clinics. We would provide an array of services related to the general wellness of men, including, hormone replacement therapy, weight management solutions, and diagnostic testing services.

As of the date of this report, we are focusing our efforts on evaluating the start-up and/or the identification for acquisition of additional men’s health clinic businesses. We plan also to license our Licensed Rights to clinics that we do not own. As of this date, we have not entered into any further agreements relating to any such initial start-up of a clinic or any acquisition of a clinic business.

Recent Developments

On April 14, 2014, we entered into an agreement providing for the acquisition by the Company from the two owners of six medical clinics in Houston, Texas, of which one primary care and one skin care clinic are located in leased facilities, and three primary care medical clinics and one skin care clinic are located in three separate buildings, which real estate properties we have agreed to purchase as part of the transaction.  All real estate will be held in a newly formed Lifestyle real estate holding company.

The purchase price for the clinics and the three real estate properties is $4,250,000, consisting of $3,500,000 of cash (with up to a $10,000 increase for additional assets acquired by the clinics prior to closing), and $750,000 in our 6% secured promissory note due August 15, 2015, secured by an assignment to the sellers of the management agreement that we will enter into to provide administrative and business services to the medical group.  We are required to pay the sellers deposits totaling $300,000, of which we have paid $100,000, and which we will forfeit if we fail to fulfil the closing conditions set forth in the Agreement by May 30, 2014, and the agreement shall have been terminated by the sellers.  Under the terms of the agreement, we will not own the medical practices but, pursuant to a management agreement, the Company will own all of the assets, and arrange for space and equipment leases. In turn, as manager, we would receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues.

The medical clinics are all walk-in family practice clinics, but do not provide any obstetrics. Each is staffed by either a Doctor of Medicine (M.D.), that is normally board certified in either Family Medicine or Internal Medicine, a Physicians' Assistant (P.A. or P.A.-C) or a Nurse Practitioner. The medical clinics provide a wide range of family health care, including the routine diagnosis and treatment and management of flu, sore throats, diabetes, high blood pressure, etc. as well as pediatric care, gynecology, screenings of various types, specialist referrals, physical exams for life, school, work, immigration, etc. The medical clinics are also equipped to handle minor emergencies such as fractures, cuts and back injuries and to provide physical therapy. Two popular services are weight control and corporate medical services such as industrial medicine and work injuries, drug and alcohol screening. The medical clinics each have an x-ray machine and processor, and lab facilities on premises capable of some blood tests, urinalysis, microscopic examination and EKG.   The clinics accept most insurance plans, PPOs, HMOs, Medicaid and Medicare, Workers' Compensation and Personal Injury I Accidents with appropriate Letter of Protection.

One of our directors, Dr. Ronald Moomaw, has a wealth of knowledge in medical operations and management including serving as the chief psychiatrist for the state of Ohio Department of Rehabilitation and Correction for eight years, where his responsibilities included oversight of all psychiatrists, psychologists, nurses, social workers and other mental health care providers that provide services to 32 institutions, 51,000 inmates and a $11 million budget for psychiatric medication. In fiscal year 2007-2008 he instituted changes that saved the state over one million dollars without decreasing services.  Dr. Moomaw, who is based in Houston, would work closely with the Company with respect to the Company’s implementation of its responsibilities under the management agreement.

We are negotiating the terms of the balance of the cash portion of the financing required to purchase the clinics and the real property assets; however, if we are not able to complete these negotiations successfully, the agreement would terminate and we would be required to forfeit deposits paid to date to the sellers.

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

Employees

As of December 31, 2013, we employed one person, our Chief Executive Officer.

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

General

Risks Relating to Establishing or Acquiring Men’s Sexual Health Clinics

WE WILL REQUIRE FINANCING TO PROCEED WITH OUR PLANNED PROGRAM TO ESTABLISH OR ACQUIRE CLINICS.

We do not operate any clinics at present.  We will require substantial additional financing to start up or to acquire one or more clinic businesses, and there is no assurance that such financing will be available to us.

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFICER, AND IMPLEMENTATION OF OUR BUSINESS PLAN COULD BE SERIOUSLY HARMED IF WE LOSE THE SERVICES OF OUR CEO.

We depend heavily on the services of Mr. Chrisopher Smith, our Chief Executive Officer, to identify business opportunities and to negotiate acquisition of men’s sexual health clinic businesses. We do not have a “key person” life insurance policy on Mr. Smith to cover our losses in the event of his death. There can be no assurance that our CEO will remain in his management position with us, and the loss of his services would disrupt our proposed health business operations which could reduce our revenues and profits.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities in the health field or in concluding a business combination. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We are presently leasing office space for our corporate offices in the U.S. at 201 South Orange, Orlando, Florida 32810 under a two-year lease, expiring January 31, 2014, at a monthly rental of $3,000. The lease has been extended on a month-to-month basis at $3,000 per month.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are trading on the OTC Markets Group OTCQB market under the symbol “LMNK”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock (commencing our recapitalization), as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2011	High	Low
Quarter Ended March 31, 2011	4.00	.60
Quarter Ended June 30, 2011	2.40	.50
Quarter Ended September 30, 2011	2.40	.20
Quarter Ended December 31, 2011	1.85	.12
Fiscal Year Ended December 31, 2012
Quarter Ended March 31, 2012	.60	.12
Quarter Ended June 30, 2012	1.05	.33
Quarter Ended September 30, 2012	.80	.31
Quarter Ended December 31, 2012	.51	.05
Fiscal Year Ended December 31, 2013
Quarter Ended March 31, 2013	.23	.09
Quarter Ended June 30, 2013	.18	.10
Quarter Ended September 30, 2013	.10	.02
Quarter Ended December 31, 2013	.25	.02
Fiscal Year Ended December 31, 2014
Quarter Ended March 31, 2014	.15	.03

*    All prices are adjusted for the 1-for-10 reverse split effective October 12, 2011, and the one-for-five stock dividend effective September 13, 2010.

Holders

As of April 7, 2014, there were approximately 138 holders of record of our common stock.

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

The Company has no equity compensation plans in effect, or any securities outstanding under equity compensation plans, as of the date of this report.

Sales of Unregistered Securities

The table below shows the Company’s sales of unregistered securities not previously reported for the Company’s fiscal ended December 31, 2013.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
November 20, 2013	500,000 shares of common stock issued to Consultant.	Consultant.	NA	$0.02 per share/NA

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

During the year ended December 31, 2013, we incurred a net loss of $423,225, as compared with a net loss of $7,066,235 for the year ended December 31, 2012, principally due to our having incurred an impairment loss of $5.4 million, a loss on extinguishment of debt of $654,657 and $968,302 in general and administrative expense in 2012.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2013, we had a working capital deficiency of approximately $1,020,000.  At December 31, 2013, we had total assets of approximately $126,000. We had approximately $20,000 cash at December 31, 2013. Net cash used in operating activities in 2013 was $173,359; net cash from financing activities was $196,000 in 2013, after receipt of related party loans.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2013, we generated revenues of $-0-, incurred operating expenses of $405,725, and had a net loss of $423,225.  As of December 31, 2013, we had $19,974 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

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

Item 8. Financial Statements and Supplementary Data.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(a "Development Stage Company")
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1		Financial information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

		Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period October 8, 2010 (Date of Formation) through December 31, 2013	F-3

		Consolidated Statement of Stockholders' Equity (Deficiency) for the period October 8, 2010 (Date of Formation) through December 31, 2013	F-4

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period October 8, 2010 (Date of Formation) through December 31, 2013	F-5 - F-6

		Notes to Consolidated Financial Statements	F-7 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lifestyle Medical Network, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Lifestyle Medical Network, Inc. and Subsidiaries, (A Development Stage Company)(the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period October 8, 2010 (date of inception) to December 31, 2013 .  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Medical Network, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, and for the period October 8, 2010 (date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, the Company has recurring net losses, an accumulated deficit of $22,986,069 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
Salt Lake City, UT
April 15, 2014

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,974	$38
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	3,750	2,466
Total Current Assets	23,724	2,504

Property, plant and equipment - net	2,667	-
Intangible assets - net	94,448	100,000
Other assets	6,000	6,000
TOTAL ASSETS	$126,839	$108,504

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$929,133	$737,200
Short-term debt	26,000	-
Accounts payable and accrued expenses	88,310	44,013
Total Current Liabilities	1,043,443	781,213

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 25,835,101 and 25,205,101 shares issued and 25,834,983 and 25,204,983 shares outstanding at December 31, 2013 and 2012, respectively	25,835	25,205
Additional paid-in-capital	7,112,725	6,934,025
Accumulated deficit during the development stage	(8,045,927)	(7,622,702)
Less: Cost of common stock in treasury, 118 and 118 shares at December 31, 2013 and 2012, respectively	(9,237)	(9,237)
Total Stockholders' Deficiency	(916,604)	(672,709)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$126,839	$108,504

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Years Ended		October 8, 2010 (Date of Formation) through
	December 31,		December 31,
	2013	2012	2013
Revenues	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	405,725	988,302	1,830,494
Impairment loss	-	5,392,308	5,392,308
Total Costs and expenses	405,725	6,380,610	7,222,802

Loss from operations	(405,725)	(6,380,610)	(7,222,802)

Other income (expense):
Interest expense	(17,500)	(30,968)	(168,468)
Loss on extinguishment of debt	-	(654,657)	(654,657)
Total Other income (expense)	(17,500)	(685,625)	(823,125)

Loss from operations before provision for income taxes	(423,225)	(7,066,235)	(8,045,927)

Provision for income taxes	-	-	-

Net loss	$(423,225)	$(7,066,235)	$(8,045,927)

Loss per common share	$(0.02)	$(0.30)

Weighted average common shares outstanding
- basic and diluted	25,333,238	23,230,839

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

		Common Stock		Additional	Retained
		Number of		Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011	2,443,833	6,195,101	6,195	3,003,342	(556,467)	(9,237)

Issuance of common stock for repayment of note payable and accrued interest	3,800,000	19,000,000	19,000	3,781,000

Issuance of common stock for services	5,500	10,000	10	5,490

Amortization of warrants issued for services	144,193			144,193

Net loss for the year ended December 31, 2012	(7,066,235)				(7,066,235)

Balance, December 31, 2012	(672,709)	25,205,101	25,205	6,934,025	(7,622,702)	(9,237)

Issuance of common stock as incentive for debt	10,000	500,000	500	9,500

Issuance of common stock for services	11,550	130,000	130	11,420

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2013	(423,225)				(423,225)

Balance, December 31, 2013	$(916,604)	25,835,101	$25,835	$7,112,725	$(8,045,927)	$(9,237)

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For The Years Ended		October 8, 2010 (Date of Formation) through
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(423,225)	$(7,066,235)	$(8,045,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,552	307,692	513,244
Depreciation	38	-	38
Reserve for bad debt	-	42,500	42,500
Impairment loss	-	5,392,308	5,392,308
Loss on extinguishment of debt	-	654,657	654,657
Non-cash compensation	179,330	149,693	329,023
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,284)	(2,466)	(3,750)
Increase in other assets	-	(6,000)	(6,000)
Increase (decrease) in accrued expenses	44,297	(166,844)	233,653
Expenses paid on behalf of the company	21,933	-	21,933

Net Cash Used In Operating Activities	(173,359)	(694,695)	(868,321)

Cash flows from investing activities:
Advances on loans	-	(42,500)	(42,500)
Purchase of property, plant and equipment	(2,705)	-	(2,705)

Net Cash Used In Investing Activities	(2,705)	(42,500)	(45,205)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	-	3,000,300
Proceeds from related parties	170,000	737,200	907,200
Proceeds from short-term debt	30,000	-	30,000
Repayment of debt	(4,000)	-	(3,004,000)

Net Cash Provided by Financing Activities	196,000	737,200	933,500

Net increase in cash	19,936	5	19,974

Cash and cash equivalents - Beginning of year	38	33	-

Cash and cash equivalents - End of period	$19,974	$38	$19,974

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
			For the Period
	For The Years Ended		October 8, 2010 (Date of Formation) through
	December 31,		December 31,
	2013	2012	2013
Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:

Non-cash during the year for:

Issuance of common stock	$-	$-	$5,000

Intangible asset in exchange for short-term debt	$-	$-	$6,000,000

Common stock issued in exchange for debt and interest	$-	$3,145,343	$3,800,000

Details of reverse acquisition:

Common stock issued	$-	-	$1,195

Paid-in capital in connection with common stock issued	-	-	8,042

Treasury stock acquired	-	-	(9,237)

Net assets acquired	$-	$-	$-

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a "Development Stage Company")
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD
OCTOBER 8, 2010 (Date of Formation) THROUGH DECEMBER 31, 2013

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

Going Concern

The consolidated financial statements for the year ended December 31, 2013 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has signed a letter of intent to purchase the assets and operations of a group of six primary care and specialty medical clinics in Houston, Texas, including the real estate properties of the clinics. Management intends to make further acquisitions of other medical clinics during 2014.

Management believes these acquisitions will be profitable and the cash flows from these operations will enable the Company to fund the operations of the consolidated group over the next twelve months. Therefore, the annual financial statements continue to be prepared on a going concern basis.

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

Business Combinations

During 2010, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective October 8, 2010 and as a result, a total of $200,000 and $200,000 in acquisition related costs were charged to selling, general and administrative expenses during 2012 and for the period October 8, 2010 (Date of Formation) through December 31, 2013, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the years ended December 31, 2013 and 2012, there were 2,400,000 and 2,400,000 potential common shares, respectively, that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

New Financial Accounting Standards

Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”)

ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings but only if the amount reclassified is required to be reclassified to net earnings in its entirety in the same reporting period.  For amounts not reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013.  The adoption of ASU No. 2013-02 did not have a material effect on its consolidated financial statements.

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

As of December 31, 2013, there were no financial assets or liabilities that required disclosure.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	100,000

Amortization for the year ended December 31, 2013	(5,552)

Impairment charge	-

Balance December 31, 2013	$94,448

Amortization expense for the years ended December 31, 2013 and 2012 amounted to $5,552 and $307,692, respectively. Amortization expense for the period October 8, 2010 (date of formation) through December 31, 2013 amounted to $513,244.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2014	$5,555
2015	5,555
2016	5,555
2017	5,555
2018	5,555

3.	LOAN RECEIVABLE

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

4.	DEBT

Short-term debt as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Short-term Debt to Related Parties

Unsecured promissory note, interest free, due April 15, 2014 (1)	$200,000	$200,000

Unsecured promissory note, interest free, due April 14, 2014 (2)	75,000	75,000

Unsecured promissory note, interest free, due April 14, 2014 (2)	60,000	60,000

Unsecured promissory notes, interest @ 10% per annum, due April 14, 2014 (3)	75,000	75,000

Unsecured promissory notes, interest free due April 14, 2014 (4)	347,200	327,200

Unsecured promissory note, interest free, due on demand (5)	21,933	-

Secured promissory note, interest @ 12% per annum, due May 15, 2014 (7)	150,000	-
	929,133	737,200
Less: Current portion	929,133	737,200
	$-	$-

	December 31,
	2013	2012
Short-term Debt

Unsecured promissory note, interest free, due on demand (6)	$26,000	$-

Less: Current portion	26,000	-
	$-	-

(1) On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company.  The note is interest free and has been extended to April 14, 2014.  In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(2) On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company.  The unsecured notes are interest free and are due April 14, 2014.  In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(3) On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company.  The unsecured note bears interest @ 10% per anum and is due April 14, 2014.  In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(4) On various dates from March 23, 2012 through November 26, 2012, LMC borrowed $327,200 from the Dellinger Fund, a shareholder of the Company.  In February 2013, LMC borrowed an additional $20,000. The unsecured notes are interest free and are due April 14, 2014.  In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(5) During the year ended December 31, 2013, Saddleworth Ventures LLC, a related party, paid expenses amounting to $21,933 on behalf of the Company. These advances are unsecured, interest free and are due on demand.

(6) On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance.

(7) On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest at 12% per annum and interest and principal are payable in full on or before February 16, 2014. LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to May 15, 2014.

Interest expense for the years ended December 31, 2013 and 2012 and the period October 8, 2010 (Date of Formation) through December 31, 2013 amounted to $17,500, $30,968 and $168,468, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2013	2012
Interest	$16,650	$5,400
Salaries - Officer	13,250	2,500
Rent	22,418	5,543
Other	35,992	30,570
	$88,310	$44,013

6.	INCOME TAXES

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

There is no tax provision due to losses from operations during the years ended December 31, 2013 and 2012.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:.

October 8, 2010
	Years Ended		(Date of Formation) Through
	December 31,		December 31,
	2013	2012	2013
Current
Federal	$-	$-	$-
Foreign	-	-	-
	-	-	-
Deferred
Federal	-	-	-
Foreign	-	-	-
	$-	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

			For the Period
			October 8, 2010
	Years Ended		(Date of Formation) Through
	December 31,		December 31,
	2013	2012	2013

Tax provision (benefit) computed at the federal statutory rate of 34%	$(143,000)	$(2,403,000)	$(2,735,000)

Unused net operating losses	143,000	2,403,000	2,735,000
	$-	$-	$-

As of December 31, 2013, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $2.7 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future.  The Company’s NOL expires in 2028. The valuation allowance increased by $143,000 during the year ended December 31, 2013.

The types of temporary difference between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	December 31,
	2013		2012
	Temporary		Temporary
	Difference	Tax Effect	Difference	Tax Effect

Deferred tax assets: Current U.S. net operating loss carryforward	$2,650,000	$901,000	$2,230,000	$758,000

Valuation allowance	(2,650,000)	(901,000)	(2,230,000)	(758,000)
Net deferred income tax asset	$-	$-	$-	$-

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

For the years ended December 31, 2013 and 2012 and for the period October 8, 2010 (Date of formation) through December 31, 2013, the Company issued 130,000, 10,000, and 140,000 shares and recorded compensation expense of $11,550 $5,500, and $17,050, respectively.

In October 2013, the Company issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000 as incentive for debt financing.

9.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed.  The warrants expire February 6, 2017.  The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions:  Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%.  The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $157,780 and $144,193 on the Company’s consolidated statement of operations for the year ended December 31, 2013 and 2012, respectively, and  $301,973 for the period October 8, 2010 (Date of formation) through December 31, 2013.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company.  The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2012	-	$-
Granted	2,400,000	0.20
Expired/Cancelled	-	-
Exercised	-	-

Outstanding, December 31, 2012	2,400,000	0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending December 31, 2013	2,400,000	$0.20
Exercisable - period ending December 31, 2013	2,400,000	$0.20

10.	RELATED PARTY TRANSACTIONS

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

b)
The Company entered into a consulting agreement with Saddleworth Ventures LLC.  Consulting fees for the year ended December 31, 2013 and 2012 were $0- and $157,000, respectively.  See Note 11 (a) for further information.

c)
During the year ended December 31, 2013, Saddleworth Ventures LLC paid expenses amounting to $21,933 on behalf of the Company. These advance are unsecured, interest free and due on demand. As of December 31, 2013, no repayments have been made.

d)
During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company.  During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the year ended December 31, 2013 and 2012 in the amount of $7,500 and 5,400, respectively, on the advances that were not interest free.  See Note 4 for further information.

e)
In October 2013, the Company borrowed $150,000 from Edmund Malits. As incentive for the debt financing, the Company issued 500,000 shares of its common stock to Edmund Malits with a fair value of $10,000.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its offices in Orlando, Florida under a lease expiring on January 31, 2014 at a monthly rental of $3,000 increasing to $3,500 in year 2.  The lease requires the Company to pay certain executory costs (such as maintenance and insurance).  The lease contains no escalation or capital improvement funding provisions. The lease has been extended on a month-to-month basis at $3,000 per month.

Future minimum lease payments for operating leases are approximately as follows:

December 31, 2014	3,500
$3,500

Rent expense was $41,500, $33,000 and $74,500 for the years ending December 31, 2013, and 2012 and for the period October 8, 2010 (Date of formation) through December 31, 2013, respectively.

Consulting Agreements

a)
In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant").  The Consultant will provide services for management consulting, business advisory, shareholder information and public relations.  The term of the agreement is for three years.  Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000.  Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement.  Consulting fees for the years ended December 31, 2013 and 2012 amounted to $-0- and $157,000, respectively.

b)
During 2013 and 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services.  For the years ended December 31, 2013 and 2012, consulting services amounted to $38,716 and $148,500, respectively.

c)
On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer.  The term of the agreement is for five years.  Lifestyle will pay Smith minimum compensation of $60K per year.  Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes.  For the years ended December 31, 2013, and 2012, payroll-officer amounted to $60,000 and $30,000, respectively.

12.	SUBSEQUENT EVENTS

a)
The Company has signed a letter of intent to purchase the assets and operations of a group of six primary care and specialty medical clinics in Houston, Texas, including the real estate properties of the clinics. The Company is proceeding to complete the negotiation and execution of definitive agreements for this transaction; the definitive agreements will contain closing conditions, including a financing contingency with respect to the institutional financing required for the purchase the real estate properties that are part of the group’s assets. On February 14, 2014, the parties agreed to extend the expiration date to complete the acquisition to March 31, 2014. The Company provided a $100,000 non-refundable deposit to the seller toward the closing of the transaction. The Company committed to a minimum cash commitment of $3,200,000 in the transaction with the balance of the purchase price in promissory notes and common stock of the Company.

b)
On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before May 5, 2014. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock.

c)
On April 14, 2014, we entered into an agreement providing for the acquisition by the Company from the two owners of six medical clinics in Houston, Texas, of which one primary care and one skin care clinic are located in leased facilities, and three primary care medical clinics and one skin care clinic are located in three separate buildings, which real estate properties we have agreed to purchase as part of the transaction.  All real estate will be held in a newly formed Lifestyle real estate holding company.

The purchase price for the clinics and the three real estate properties is $4,250,000, consisting of $3,500,000 of cash (with up to a $10,000 adjustment for additional assets acquired by the clinics), and $750,000 in our 6% secured promissory note due August 15, 2015, secured by an assignment to the sellers of the management agreement that we will enter into to provide administrative and business services to the medical group.  We are required to pay the sellers deposits totaling $300,000, of which we have paid $100,000, and which we will forfeit if we fail to fulfil the closing conditions set forth in the Agreement by May 30, 2014, and the agreement shall have been terminated by the sellers.  Under the terms of the agreement, we will not own the medical practices but, pursuant to a management agreement, the Company will own all of the assets, and arrange for space and equipment leases. In turn, as manager, we would receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2013, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2013, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of as of April 2014.

Name	Age	Title
Christopher P. Smith	50	President and Chief Executive Officer, Chief Financial Officer and Director
Adam Sachs	46	Director
Ronald C. Moomaw	60	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  The Company believes that all such required filings in the fiscal year ended December 31, 2013 have been made, with the exception of those listed below.

Both Mr. Adam Sachs and Dr. Ronald C. Moomaw were appointed as directors on September 30, 2012, and were required to file Form 3’s within 10 days of their appointment. As of the date of this report, neither of these directors has filed the required Form 3.

Code of Ethics

We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company’s Secretary at 201 South Orange Ave., Suite 1510, Orlando, FL 32810. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

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
SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Christopher Smith,	2012	$30,000	$	$	$	$	$	$	$30,000
CEO	2013	$60,000

Stock Options Granted and Exercised in the Year Ended December 31, 2013

No stock option grants were made in the fiscal year ended December 31, 2013.

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

The Agreement with Mr. Smith (referred to sometimes as the “Executive”) provides for a base salary of $60,000 per year, and provides for incentive payments as established by the Board of Directors and for a performance bonus (“Performance Bonus”) based on the sum of two components, the first of which is as follows:

Net Operating Profit Before	Performance
Income Taxes	Bonus
On the First $10 Million	2% of Net Operating Profit
On the Next $40 Million	3.5% of Net Operating Profit
On the Next $50 Million	2.5% of Net Operating Profit
On all Amounts Over $100 Million	1.5% of Net Operating Profit

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of April 7, 2014 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Lifestyle Medical Network Inc., 201 South Orange Ave., Suite 1510, Orlando, FL 32810.

The percentage of beneficial ownership in the following table is based upon 25,835,101 shares of common stock outstanding as of April 7, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Christopher P. Smith	1,262,857	4.89%

James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	16.35%

The Dellinger Fund 201 S. Orange Ave., Suite 1510 Orlando, FL 32801	5,800,000	22.45%

Nissonis BV 1083 HP Vivaldistraat 52 Amsterdam The Netherlands	3,223,447	12.48%

Ronald C. Moomaw	74,999	*
Adam Sachs	110,000	*
All officers and directors as a group	1,272,857	5.60%

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2012 and 2013 Sadler, Gibb & Associates, LLC for the audit of the Company’s 2012 and 2013 fiscal years.

	2012	2013
Audit Fees	$30,000	$30,000
Audit-related Fees
Tax Fees
All Other Fees

Total Fees	$30,000	$30,000

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

LIFESTYLE MEDICAL NETWORK, INC

Date: April 15, 2014	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on April 15, 2014.

/s/ Christopher Smith
Christopher Smith, Chief Executive Officer,
Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs, Director

By:
Ronald C. Moomaw, Director