Form 10-Q
period 2014-06-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2014-08-14
CIK 1307140

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 25,835,101 as of August 14, 2014.

LIFESTYLE MEDICAL NETWORK, INC.

INDEX

		Page

Part I.	Financial Information	1

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, and for the period October 8, 2010 (Date of Formation) through June 30, 2014 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the Period October 8, 2010 (Date of Formation) through June 30, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and for the period October 8, 2010 (Date of Formation) through June 30, 2014 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

Part II.	Other Information	19

Item 6.	Exhibits.	19

Signatures		20

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

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

The results of operations for the three and six months ended June 30, 2014 and 2013, and for the period October 8, 2010 (Date of Formation) through June 30, 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,083	$19,974
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	8,000	3,750
Total Current Assets	17,083	23,724

Property, plant and equipment - net	2,217	2,667
Intangible assets - net	91,672	94,448
Deposit on acquisition	100,000	-
Other assets	6,000	6,000
TOTAL ASSETS	$216,972	$126,839

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$977,183	$779,133
Short-term debt	251,000	176,000
Accounts payable and accrued expenses	69,566	88,310

Total Current Liabilities	1,297,749	1,043,443

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 26,085,101 and 25,835,101 shares issued and 26,084,983 and 25,834,983 shares outstanding at June 30, 2014 and December 31, 2013, respectively	26,085	25,835
Additional paid-in-capital	7,216,365	7,112,725
Accumulated deficit during the development stage	(8,313,990)	(8,045,927)
Less: Cost of common stock in treasury, 118 and 118 shares at June 30, 2014 and December 31, 2013, respectively	(9,237)	(9,237)
Total Stockholders' Deficiency	(1,080,777)	(916,604)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$216,972	$126,839

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					October 8, 2010
					(Date of
					Formation)
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	117,983	95,351	223,438	187,625	2,053,932
Impairment loss	-	-	-	-	5,392,308
Total Costs and expenses	117,983	95,351	223,438	187,625	7,446,240

Loss from operations	(117,983)	(95,351)	(223,438)	(187,625)	(7,446,240)

Other income (expense):
Interest expense	(16,708)	(1,875)	(44,625)	(3,750)	(213,093)
Loss on extinguishment of debt	-	-	-	-	(654,657)
Total Other income (expense)	(16,708)	(1,875)	(44,625)	(3,750)	(867,750)

Loss from operations before provision for income taxes	(134,691)	(97,226)	(268,063)	(191,375)	(8,313,990)

Provision for income taxes	-	-	-	-	-

Net loss	$(134,691)	$(97,226)	$(268,063)	$(191,375)	$(8,313,990)

Loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	26,085,101	25,208,727	26,038,140	25,206,924

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

		Common Stock		Additional	Retained
		Number of		Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, October 8, 2010 (Date of Formation)	$-	5,000,000	$5,000	$(5,000)	$-	$-

Balance, December 31, 2010	-	5,000,000	5,000	(5,000)	-	-

Effect of reverse acquisition	-	1,195,101	1,195	8,042	-	(9,237)

Contribution of capital from shareholders	3,000,300			3,000,300

Net loss for the year ended December 31, 2011	(556,467)				(556,467)

Balance, December 31, 2011	2,443,833	6,195,101	6,195	3,003,342	(556,467)	(9,237)

Issuance of common stock for repayment of note payable and accrued interest	3,800,000	19,000,000	19,000	3,781,000

Issuance of common stock for services	5,500	10,000	10	5,490

Amortization of warrants issued for services	144,193			144,193

Net loss for the year ended December 31, 2012	(7,066,235)				(7,066,235)

Balance, December 31, 2012	(672,709)	25,205,101	25,205	6,934,025	(7,622,702)	(9,237)

Issuance of common stock as incentive for debt	10,000	500,000	500	9,500

Issuance of common stock for services	11,550	130,000	130	11,420

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2013	(423,225)				(423,225)

Balance, December 31, 2013	(916,604)	25,835,101	25,835	7,112,725	(8,045,927)	(9,237)

Issuance of common stock as incentive for debt	25,000	250,000	250	24,750

Amortization of warrants issued for services	78,890			78,890

Net loss for the six months ended June 30, 2014	(268,063)				(268,063)

Balance, June 30, 2014	$(1,080,777)	26,085,101	$26,085	$7,216,365	$(8,313,990)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			October 8,
			2010
			(Date of
			Formation)
	For The Six Months Ended		through
	June 30,		June 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(268,063)	$(191,375)	$(8,313,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,776	2,776	516,020
Depreciation	450	-	488
Reserve for bad debt	-	-	42,500
Impairment loss	-	-	5,392,308
Loss on extinguishment of debt	-	-	654,657
Non-cash compensation	103,890	84,440	432,913
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,250)	(2,322)	(8,000)
Increase in other assets	-	-	(6,000)
Increase (decrease) in accrued expenses	(18,744)	41,451	214,909
Expenses paid on behalf of the company	-	15,000	21,933

Net Cash Used In Operating Activities	(183,941)	(50,030)	(1,052,262)

Cash flows from investing activities:
Advances on loans	-	-	(42,500)
Purchase of property, plant and equipment	-	-	(2,705)
Deposit on acquisition	(100,000)	-	(100,000)

Net Cash Used In Investing Activities	(100,000)	-	(145,205)

Cash flows from financing activities:
Proceeds from contributions from shareholders	-	-	3,000,300
Proceeds from related parties	198,050	20,000	955,250
Proceeds from short-term debt	75,000	30,000	255,000
Repayment of debt	-	-	(3,004,000)

Net Cash Provided by Financing Activities	273,050	50,000	1,206,550

Net increase (decrease) in cash	(10,891)	(30)	9,083

Cash and cash equivalents - Beginning of year	19,974	38	-

Cash and cash equivalents - End of period	$9,083	$8	$9,083

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

			For the Period
			October 8,
			2010
			(Date of
			Formation)
	For The Six Months Ended		through
	June 30,		June 30,
	2014	2013	2014

Supplemental disclosure cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary information:
Non-cash during the year for:

Issuance of common stock	$-	$-	$5,000

Intangible asset in exchange for short-term debt	$-	$-	$6,000,000

Common stock issued in exchange for debt and interest	$-	$-	$3,800,000

Details of reverse acquisition:

Common stock issued	$-	-	$1,195

Paid-in capital in connection with common stock issued	-	-	8,042

Treasury stock acquired	-	-	(9,237)

Net assets acquired	$-	$-	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

(a "Development Stage Company")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 AND THE

PERIOD OCTOBER 8, 2010 (Date of Formation) THROUGH JUNE 30, 2014

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2014 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2013 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the six months ended June 30, 2014 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and is a development stage company. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the six months ended June 30, 2014 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	100,000

Amortization for the year ended December 31, 2013	(5,552)

Balance December 31, 2013	94,448

Amortization for the six months ended June 30, 2014	(2,776)

Balance June 30, 2014	$91,672

Amortization expense for the six months ended June 30, 2014 and 2013 amounted to $2,776 and $2,776, respectively. Amortization expense for the period October 8, 2010 (date of formation) through June 30, 2014 amounted to $516,020.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2014	$2,779
2015	5,555
2016	5,555
2017	5,555
2018	5,555

3.	LOAN RECEIVABLE

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

4.	DEBT

Short-term debt as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Short-term Debt to Related Parties

Unsecured promissory note, interest free, due October 15, 2014 (1)	$200,000	$200,000

Unsecured promissory note, interest free, due October 14, 2014 (2)	75,000	75,000

Unsecured promissory note, interest free, due October 14, 2014 (2)	60,000	60,000

Unsecured promissory notes, interest @ 10% per annum, due October 14, 2014 (3)	75,000	75,000

Unsecured promissory notes, interest free due October 14, 2014 (4)	347,200	347,200

Unsecured promissory note, interest free, due on demand (5)	119,983	21,933

Unsecured promissory note, interest free, due September 15, 2014 (9)	100,000	-
	977,183	779,133
Less: Current portion	977,183	779,133
	$-	$-

	June 30,	December 31,
	2014	2013
Short-term Debt

Unsecured promissory note, interest free, due on demand (6)	$26,000	$26,000

Secured promissory note, interest @ 12% per annum, due September 15, 2014 (7)	150,000	150,000

Unsecured promissory note, interest @ 10%, due September 15, 2014 (8)	75,000	-
	$251,000	$176,000
Less: Current portion	251,000	176,000
	$-	$-

(1)	On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company. The note is interest free and has been extended to October 14, 2014. In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(2)	On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company. The unsecured notes are interest free and are due October 14, 2014. In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(3)	On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company. The unsecured note bears interest @ 10% per anum and is due October 14, 2014. In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(4)	On various dates from March 23, 2012 through November 26, 2012, LMC borrowed $327,200 from the Dellinger Fund, a shareholder of the Company. In February 2013, LMC borrowed an additional $20,000. The unsecured notes are interest free and are due October 14, 2014. In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(5)	During the year ended December 31, 2013 and the six months ended June 30, 2014, Saddleworth Ventures LLC, a related party, paid expenses amounting to $21,933 and $98,050, respectively, on behalf of the Company. These advances are unsecured, interest free and are due on demand.

(6)	On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance.

(7)	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014. LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to September 15, 2014.

(8)	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before September 15, 2014. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(9)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due September 15, 2014. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share.

Interest expense for the six months ended June 30, 2014 and 2013 and the period October 8, 2010 (Date of Formation) through June 30, 2014 amounted to $44,625, $3,750 and $213,093, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2014	2013
Interest	$32,525	$16,650
Salaries - Officer	-	13,250
Rent	-	22,418
Other	37,041	35,992
	$69,566	$88,310

6.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the six months ended June 30, 2014 and 2013.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

For the six months ended June 30, 2014 and 2013 and for the period October 8, 2010 (Date of formation) through June 30, 2014, the Company issued -0-, -0-, and 14,000 shares and recorded compensation expense of $-0-, $-0-, and $17,050, respectively.

On February 4, 2014, the Company issued Curt Maes 250,000 shares of the Company’s common stock with a fair value of $25,000 as incentive for debt financing.

In October 2013, the Company issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000 as incentive for debt financing.

9.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed. The warrants expire February 6, 2017. The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions: Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%. The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $78,890 and $78,890 on the Company’s consolidated statement of operations for the six months ended June 30, 2014 and 2013, respectively, and $380,863 for the period October 8, 2010 (Date of formation) through June 30, 2014.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2014	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending June 30, 2014	2,400,000	$0.20
Exercisable - period ending June 30, 2014	2,400,000	$0.20

10.	RELATED PARTY TRANSACTIONS

a)	During the year ended December 31, 2011, Elite had activities with Saddleworth Ventures LLC, a related party. The ownership of Saddleworth Ventures is identical to the ownership of Elite. Saddleworth Ventures assigned the rights to Elite as licensee under the License Agreement with MPL. In connection with the purchase of the license, $3 million of the $6 million purchase price was paid by the members of Elite on the amount owing under the WMA note.

b)	The Company entered into a consulting agreement with Saddleworth Ventures LLC. Consulting fees for the six months ended June 30, 2014 and 2013 were $-0- and $-0-, respectively. See Note 11 (a) for further information.

c)

During the year ended December 31, 2013 and the six month period ended June 30, 2014, Saddleworth Ventures LLC paid expenses amounting to $21,933 and $98,080, respectively, on behalf of the Company. These advance are unsecured, interest free and due on demand. As of June 30, 2014, no repayments have been made.

d)	During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company. During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000. The majority of these advances are interest free. The Company recorded interest expense for the six months ended June 30, 2014 and 2013 in the amount of $3,750 and $3,750, respectively, on the advances that were not interest free. See Note 4 for further information.

e)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due September15, 2014. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share.

11.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant"). The Consultant will provide services for management consulting, business advisory, shareholder information and public relations. The term of the agreement is for three years. Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000. Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement. Consulting fees for the six months ended June 30, 2014 and 2013 amounted to $-0- and $-0-, respectively.

b)	During 2014, 2013 and 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the six months ended June 30, 2014 and 2013, consulting services amounted to $31,500 and $7,616, respectively.

c)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Lifestyle will pay Smith minimum compensation of $60K per year. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the six months ended June 30, 2014, and 2013, payroll-officer amounted to $30,000 and $30,000, respectively.

12.	SUBSEQUENT EVENTS

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

We are presently negotiating an extension under the agreement to July 31, 2014, in connection with the payment of the balance of the deposits owing.

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

The purchase price for the clinics and the three real estate properties is $4,250,000, consisting of $3,500,000 of cash (with up to a $10,000 increase for additional assets acquired by the clinics prior to closing), and $750,000 in our 6% secured promissory note due August 15, 2015, secured by an assignment to the sellers of the management agreement that we will enter into to provide administrative and business services to the medical group.  We are required to pay the sellers deposits totaling $300,000, of which we have paid $100,000, and which we will forfeit if we fail to fulfil the closing conditions set forth in the Agreement by May 30, 2014, and the agreement shall have been terminated by the sellers.  Under the terms of the agreement, we will not own the medical practices but, pursuant to a management agreement, the Company will own all of the assets, and arrange for space and equipment leases. In turn, as manager, we would receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues. We are presently negotiating an extension of the closing date under the agreement to July 30, 2014, in conjunction with the payment of the balance of the deposits owing.

 Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our" and "Company" refer to Lifestyle Medical Network, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the six months ended June 30, 2014, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

 SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

During the six months ended June 30, 2014, we incurred a net loss of $268,063, compared to a loss of $191,375 for the six months ended June 30, 2013.  The increase in the loss is primarily due to an increase of approximately $35,000 in general and administrative expense, primarily consulting fees and amortization, and an increase of approximately $41,000 in interest expense.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

During the three months ended June 30, 2014, we incurred a net loss of $134,691, compared to a loss of $97,226 for the three months ended June 30, 2013.  The increase in the loss is primarily due to an increase of approximately $23,000 in general and administrative expense, primarily consulting fees and amortization, and an increase of approximately $15,000 in interest expense.

 LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 2014, we had a working capital deficiency of approximately $1.3 million. At June 30, 2014, we had total assets of approximately $217,000, including cash of $9,000. Net cash used in operating activities in the six months ended June 30, 2014 was $184,000, primarily from the net loss of approximately $268,000. Net cash used in Investing activities was $100,000 from a deposit payment of $100,000, offset by net cash from financing activities of $273,000 in that period.

It is expected that we will continue to incur operating losses in the future. In the first six months of 2014, we had $-0- of revenues, operating expenses of $223,438, and no net income.  As of June 30, 2014, we had $9,000 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

We have obtained interim capital through a $150,000 loan, evidenced by a 12% Promissory Note with a principal amount of $150,000, the due date on which has been extended to September 15, 2014, in connection with which we agreed to issue the lender 500,000 shares of our common stock, and a $75,000 loan, evidenced by a 10% Promissory Note due September 15, 2014. We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement our business plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of June 30, 2014, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended June 30, 2014, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter of our 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: August 14, 2014	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer