Form 10-Q
period 2014-09-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2015-04-27
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 25,835,101 as of April 24, 2015.

LIFESTYLE MEDICAL NETWORK, INC.

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

The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$723	$19,974
Loan receivable - net of allowance of $42,500	-	-
Prepaid expenses	16,000	3,750
Total Current Assets	16,723	23,724

Property, plant and equipment - net	1,992	2,667
Intangible assets - net	90,284	94,448
Deposit on acquisition	100,000	-
Other assets	6,000	6,000
TOTAL ASSETS	$214,999	$126,839

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$1,050,905	$779,133
Short-term debt	251,000	176,000
Accounts payable and accrued expenses	91,811	88,310

Total Current Liabilities	1,393,716	1,043,443

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 26,085,101 and 25,835,101 shares issued and 26,084,983 and 25,834,983 shares outstanding at September 30, 2014 and December 31, 2013, respectively	26,085	25,835
Additional paid-in-capital	7,255,810	7,112,725
Accumulated deficit during the development stage	(8,451,375)	(8,045,927)
Less: Cost of common stock in treasury, 118 and 118 shares at September 30, 2014 and December 31, 2013, respectively	(9,237)	(9,237)
Total Stockholders' Deficiency	(1,178,717)	(916,604)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$214,999	$126,839

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-

Costs and expenses:
Selling, general and administrative expenses	125,010	95,830	348,448	283,455
Total Costs and expenses	125,010	95,830	348,448	283,455

Loss from operations	(125,010)	(95,830)	(348,448)	(283,455)

Other income (expense):
Interest expense	(12,375)	(1,875)	(57,000)	(5,625)
Total Other income (expense)	(12,375)	(1,875)	(57,000)	(5,625)

Loss from operations before provision for income taxes	(137,385)	(97,705)	(405,448)	(289,080)

Provision for income taxes	-	-	-	-

Net loss	$(137,385)	$(97,705)	$(405,448)	$(289,080)

Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	26,085,101	25,280,753	26,053,965	25,236,420

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

		Common Stock		Additional	Retained
		Number of		Paid	Earnings	Treasury
	Total	Shares	Amount	In Capital	(Deficit)	Stock
Balance, January 1, 2013	$(672,709)	25,205,101	$25,205	$6,934,025	$(7,622,702)	$(9,237)

Issuance of common stock as incentive for debt	10,000	500,000	500	9,500

Issuance of common stock for services	11,550	130,000	130	11,420

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2013	(423,225)				(423,225)

Balance, December 31, 2013	(916,604)	25,835,101	25,835	7,112,725	(8,045,927)	(9,237)

Issuance of common stock as incentive for debt	25,000	250,000	250	24,750

Amortization of warrants issued for services	118,335			118,335

Net loss for the nine months ended September 30, 2014	(405,448)				(405,448)

Balance, September 30, 2014	$(1,178,717)	26,085,101	$26,085	$7,255,810	$(8,451,375)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(405,448)	$(289,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,164	4,164
Depreciation	675	-
Non-cash compensation	143,335	129,885
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,250)	453
Increase in other assets	-	-
Increase (decrease) in accrued expenses	3,501	82,715
Expenses paid on behalf of the company	-	21,833

Net Cash Used In Operating Activities	(266,023)	(50,030)

Cash flows from investing activities:
Deposit on acquisition	(100,000)	-

Net Cash Used In Investing Activities	(100,000)	-

Cash flows from financing activities:
Proceeds from related parties	271,772	20,000
Proceeds from short-term debt	75,000	30,000

Net Cash Provided by Financing Activities	346,772	50,000

Net increase (decrease) in cash	(19,251)	(30)

Cash and cash equivalents - Beginning of year	19,974	38

Cash and cash equivalents - End of period	$723	$8

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2014 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2013 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the nine months ended September 30, 2014 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and is a development stage company. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the nine months ended September 30, 2014 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASC 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consideration”. The guidance eliminates the definition of a development stage entity thereby remaining the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	100,000

Amortization for the year ended December 31, 2013	(5,552)

Balance December 31, 2013	94,448

Amortization for the nine months ended September 30, 2014	(4,164)

Balance September 30, 2014	$90,284

Amortization expense for the nine months ended September 30, 2014 and 2013 amounted to $4,164 and $4,164, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2014	$1,391
2015	5,555
2016	5,555
2017	5,555
2018	5,555

4.	LOAN RECEIVABLE

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

5.	DEBT

Short-term debt as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Short-term Debt to Related Parties

Unsecured promissory note, interest free, due April 15, 2015 (1)	$200,000	$200,000

Unsecured promissory note, interest free, due April 15, 2015 (2)	75,000	75,000

Unsecured promissory note, interest free, due April 15, 2015 (2)	60,000	60,000

Unsecured promissory notes, interest @ 10% per annum, due April 15, 2015 (3)	75,000	75,000

Unsecured promissory notes, interest free due April 15, 2015 (4)	347,200	347,200

Unsecured promissory note, interest free, due on demand (5)	193,705	21,933

Unsecured promissory note, interest free, due January 15, 2015 (9)	100,000	-
	1,050,905	779,133
Less: Current portion	1,050,905	779,133
	$-	$-

	September 30,	December 31,
	2014	2013
Short-term Debt

Unsecured promissory note, interest free, due on demand (6)	$26,000	$26,000

Secured promissory note, interest @ 12% per annum, due December 15, 2014 (7)	150,000	150,000

Unsecured promissory note, interest @ 10%, due December 15, 2014 (8)	75,000	-
	$251,000	$176,000
Less: Current portion	251,000	176,000
	$-	$-

(1) On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company. The note is interest free and has been extended to April 15, 2015. In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(2) On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company. The unsecured notes are interest free and are due April 15, 2015. In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(3) On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company. The unsecured note bears interest @ 10% per anum and is due April 15, 2015. In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(4) On various dates from March 23, 2012 through November 26, 2012, LMC borrowed $327,200 from the Dellinger Fund, a shareholder of the Company. In February 2013, LMC borrowed an additional $20,000. The unsecured notes are interest free and are due April 15, 2015. In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(5) During the year ended December 31, 2013 and the nine months ended September 30, 2014, Saddleworth Ventures LLC, a related party, paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advances are unsecured, interest free and are due on demand.

(6) On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance.

(7) On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014. LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to December 15, 2014.

(8) On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before December 15, 2014. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(9)  In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due January 15, 2015.  Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share.

Interest expense for the nine months ended September 30, 2014 and amounted to $57,000 and $5,625, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2014	2013
Interest	$44,900	$16,650
Salaries - Officer	5,000	13,250
Rent	-	22,418
Other	41,911	35,992
	$91,811	$88,310

7.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the nine months ended September 30, 2014 and 2013.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

9.	STOCK-BASED COMPENSATION

For the nine months ended September 30, 2014 and 2013 the Company issued -0- and 130,000 shares and recorded compensation expense of $-0- and $11,550, respectively.

On February 4, 2014, the Company issued Curt Maes 250,000 shares of the Company’s common stock with a fair value of $25,000 as incentive for debt financing.

In October 2013, the Company issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000 as incentive for debt financing.

10.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed. The warrants expire February 6, 2017. The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions: Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%. The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $118,335 and $118,335 on the Company’s consolidated statement of operations for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

	Shares	Exercise Price
Outstanding, January 1, 2014	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending September 30, 2014	2,400,000	$0.20
Exercisable - period ending September 30, 2014	2,400,000	$0.20

11.	RELATED PARTY TRANSACTIONS

a)	During the year ended December 31, 2011, Elite had activities with Saddleworth Ventures LLC, a related party. The ownership of Saddleworth Ventures is identical to the ownership of Elite. Saddleworth Ventures assigned the rights to Elite as licensee under the License Agreement with MPL. In connection with the purchase of the license, $3 million of the $6 million purchase price was paid by the members of Elite on the amount owing under the WMA note.

b)	The Company entered into a consulting agreement with Saddleworth Ventures LLC. Consulting fees for the nine months ended September 30, 2014 and 2013 were $-0- and $-0-, respectively. See Note 12 (a) for further information.

c)	During the years ended December 31, 2013 and nine months ended September 30, 2014, Saddleworth Ventures LLC paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advance are unsecured, interest free and due on demand. As of September 30, 2014, no repayments have been made.

d)

During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company. During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the nine months ended September 30, 2014 and 2013 in the amount of $11,250 and $5,625, respectively, on the advances that were not interest free.  See Note 4 for further information.

e)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due January 15, 2015. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share.

12.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant"). The Consultant will provide services for management consulting, business advisory, shareholder information and public relations. The term of the agreement is for three years. Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000. Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement. Consulting fees for the nine months ended September 30, 2014 and 2013 amounted to $-0- and $-0-, respectively.

b)	During 2014, 2013 and 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the nine months ended September 30, 2014 and 2013, consulting services amounted to $67,500 and $5,666, respectively.

c)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Lifestyle will pay Smith minimum compensation of $60K per year. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the nine months ended September 30, 2014, and 2013, payroll-officer amounted to $45,000 and $45,000, respectively.

13.	SUBSEQUENT EVENTS

Material Agreements

Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of two medical practices in Houston, Texas, has purchased the two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”), effective April 1, 2015. The MED-CURE Companies were purchased by Dr. Moomaw directly from the owner, Dr. Nazmudin Keshwani, for a purchase price of $2,500,000, utilizing local bank financing.

The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. Dr. Keshwani has entered into employment contracts extending through December 31, 2015, with the MED-CURE Companies as a “physician employee”, pursuant to which he will perform medical services as are required for operations of the clinics. The MED-CURE Companies have agreed to enter into management agreements with the Company which will be effective as of April 1, 2015, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues.

Through our subsidiary, Regional Professional Alliance, Inc. (“Lifestyle Professional Alliance”), a physician’s professional consulting company that provides professional medical consulting services to medical management companies related to matters affecting professional licensure and medical clinic compliance matters for the benefit of clinics managed by Lifestyle Management, we have agreed to enter into a Regional Medical Director Agreement, which will be effective as of April 1, 2015, with Dr. Moomaw, pursuant to which Lifestyle Professional Alliance would provide the services of Dr. Moomaw for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management.

Through Lifestyle Texas Licensing, LLC (“Lifestyle Licensing”), the Company plans to sublicense to the MED-CURE Companies the non-exclusive right to use, and to sublicense the use of, certain patents, trademarks, trade names, service marks, logos, slogans, trade dress, commercial symbols, operational systems, and other intellectual property rights, in connection with operating and managing medical clinics that provide medical services and/or products of a distinctive character and quality, in particular relating to men’s health.

Issuance of Warrants

In connection with the engagement of our director, Dr. Ronald Moomaw, under a Regional Medical Director Agreement with RPA, at a Board of Directors meeting, held on April 17, 2015, the Board authorized the issuance Dr. Moomaw of a seven year stock purchase warrant, expiring April 17, 2022, to purchase 5,000,000 shares of our common stock, at an exercise price of $.09 per share.

Conversion of Debt

At the Board meeting held on April 17, 2015, our Board approved the conversion by the Company of $757,200 principal amount plus accrued interest of Company debt held by The Dellinger Fund, into an aggregate of 6,000,000 shares of common stock.

Refund of Deposit

On April 10, 2015, the Company received from Dr. Nazmudin Keshwani a refund of the $100,000 deposit made by the Company in February 14, 2014, in connection with the Company’s previous negotiations to acquire the MED-CURE Companies.

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

Recent Developments

Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of two medical practices in Houston, Texas, has purchased the two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”), effective April 1, 2015. The MED-CURE Companies were purchased by Dr. Moomaw directly from the owner, Dr. Nazmudin Keshwani, for a purchase price of $2,500,000, utilizing local bank financing. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies have agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues. Through our subsidiary, Regional Professional Alliance, Inc. (“Lifestyle Professional Alliance”), a physician’s professional consulting company that provides professional medical consulting services to medical management companies related to matters affecting professional licensure and medical clinic compliance matters for the benefit of clinics managed by Lifestyle Management, we have entered into an agreement with Dr. Moomaw to provide services through Lifestyle Professional Alliance for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management. Through Lifestyle Texas Licensing, LLC (“Lifestyle Licensing”), the Company plans to sublicense to the MED-CURE Companies the non-exclusive right to use, and to sublicense the use of, certain patents, trademarks, trade names, service marks, logos, slogans, trade dress, commercial symbols, operational systems, and other intellectual property rights, in connection with operating and managing medical clinics that provide medical services and/or products of a distinctive character and quality, in particular relating to men’s health.

Basis of Presentation

Throughout this Form 10-Q, the terms "we," "us," "our" and "Company" refer to Lifestyle Medical Network, Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the nine months ended September 30, 2014, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

As of the date of this report, we are focusing our efforts on the transition in ownership and management of the MED-CURE Companies. As of this date, we have not entered into any further agreements relating to any such initial start-up of a clinic or any acquisition of a clinic business.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

During the nine months ended September 30, 2014, we incurred a net loss of $405,448, compared to a loss of $289,080 for the nine months ended September 30, 2013.  The increase in the loss is primarily due to an increase of approximately $65,000 in general and administrative expense, primarily consulting fees and amortization, and an increase of approximately $50,000 in interest expense.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

During the three months ended September 30, 2014, we incurred a net loss of $137,385, compared to a loss of $97,705 for the three months ended September 30, 2013.  The increase in the loss is primarily due to an increase of approximately $29,100 in general and administrative expense, primarily consulting fees and amortization, and an increase of approximately $10,500 in interest expense.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2014, we had a working capital deficiency of approximately $1,377,000.  At September 30, 2014, we had total assets of approximately $215,000, including cash of $723. Net cash used in operating activities in the nine months ended September 30, 2014 was $266,023, primarily from the net loss of approximately $405,000, offset by non-cash compensation of $145,000. Net cash used in Investing activities was $100,000 from a deposit payment of $100,000, offset by net cash from financing activities of approximately $347,000 in that period.

It is expected that we will continue to incur operating losses in the future. In the first nine months of 2013, we had $-0- of revenues, operating expenses of $334,448, and no net income.  As of September 30, 2014, we had $723 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

We have obtained interim capital through a $150,000 loan, evidenced by a 12% Promissory Note with a principal amount of $150,000, the due date on which has been extended to December 15, 2014, in connection with which we agreed to issue the lender 500,000 shares of our common stock, and a $75,000 loan, evidenced by a 10% Promissory Note due December 15, 2014. We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement our business plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions and uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of September 30, 2014, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2014, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: April 27, 2015	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

