Form 10-K
period 2014-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2015-06-11
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

LIFESTYLE MEDICAL NETWORK INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	90-0821766
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

424 E. Central Blvd., Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:  (407) 514-1260

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,378,296.

Number of shares of Common Stock issued and outstanding as of May 28, 2015: 31,835,101 shares.

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," and the "Company" refer to Lifestyle Medical Network Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media holdings, Inc. on September 28, 2006. On September 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media. Effective July 31, 2012, the name of our Company was changed from Emerging Media Holdings, Inc. to Lifestyle Medical Network Inc.

On December 29, 2011, we closed an acquisition of 100% of the outstanding shares of Lifestyle Medical Corp. (“Lifestyle Medical”), which has rights to technologies and practices licensed to its subsidiary, Elite Professional IP Licensing, LLC (“Elite”), pursuant to an October 5, 2010 License Agreement with Modular Properties Limited, Inc. (the “License Agreement”). On February 2, 2012, we completed acquisition of the rights to our licensed men’s medical clinic operating technologies and processes, by acquiring from Worldwide Medassets, Ltd. (SAL) the full assignment of rights to the License Agreement. Pursuant to the License Agreement we are licensed intellectual property in connection with the operation of medical clinics that provide services related to men’s health within the territory of the continental United States. On December 29, 2011, we also completed the sale of our remaining Moldova media subsidiaries in exchange for the assumption of the liabilities of the subsidiaries and 250,000 shares of our common stock.

Our Business

As of the date of this report, we are focusing our efforts, through our consulting subsidiaries, on contracting to provide management and professional consulting services, and licensing medical and health technologies, to healthcare companies. We also we intend to open, operate and acquire men’s medical and health clinics, if financing is available and the profile of the clinics’ services is consistent with the types of medical businesses we view as favorable for acquisition. We have not entered into any further agreements relating to any such new consulting or licensing arrangements, or in the acquisition of any medical or health clinic business.

Recent Developments—Management Agreements with Houston Clinics

On April 14, 2014, we had entered into an agreement providing for the acquisition by the Company from the owner of six medical clinics in Houston, Texas, of which one primary care and one skin care clinic are located in leased facilities, and three primary care medical clinics and one skin care clinic are located in three separate buildings. That agreement has been terminated, and our deposit refunded, and the agreement has been superseded by further agreements pursuant to which  Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of the clinics in Houston, Texas, has purchased, effective April 1, 2015, the two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”) that own the six clinics. In view of the regulatory requirements associated with the operation of this type of medical practice, we believe that the ownership of the MED-CURE Companies by a licensed medical professional with the Company operating as an outside consultant was a preferred structure to that of purchasing the facilities directly.

The MED-CURE Companies were purchased by Dr. Moomaw directly from the owner for a purchase price of $2,500,000, utilizing local bank financing. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies have agreed effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices have been restructured, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties and then subleasing the properties back to the Med-Cure Companies.

Through our subsidiary, Regional Professional Alliance, Inc., a physician’s professional consulting company that provides professional medical consulting services to medical management companies related to matters affecting professional licensure and medical clinic compliance matters for the benefit of clinics managed by Lifestyle Management, we have entered into an agreement with Dr. Moomaw to provide services through Regional Professional Alliance for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management. Through Lifestyle Texas Licensing, LLC (“Lifestyle Licensing”), the Company plans to sublicense to the MED-CURE Companies the non-exclusive right to use, and to sublicense the use of, certain patents, trademarks, trade names, service marks, logos, slogans, trade dress, commercial symbols, operational systems, and other intellectual property rights, in connection with operating and managing medical clinics that provide medical services and/or products of a distinctive character and quality, in particular relating to men’s health and weight management.

Facilities We Manage and Services Provided

The six Houston, Texas, medical clinics that we advise on operations through management and professional medical consulting agreements are all walk-in family practice clinics, but do not provide any obstetrics. Each is staffed by either a Doctor of Medicine (M.D.), that is normally board certified in either Family Medicine or Internal Medicine, a Physicians' Assistant (P.A. or P.A.-C) or a Nurse Practitioner. The medical clinics provide a wide range of family health care, including the routine diagnosis and treatment and management of flu, sore throats, diabetes, high blood pressure, etc. as well as pediatric care, gynecology, screenings of various types, specialist referrals, physical exams for life, school, work, immigration, etc. The medical clinics are also equipped to handle minor emergencies such as fractures, cuts and back injuries and to provide physical therapy. Two popular services are weight control and corporate medical services such as industrial medicine and work injuries, drug and alcohol screening. The medical clinics each have an x-ray machine and processor, and lab facilities on premises capable of some blood tests, urinalysis, microscopic examination and EKG. The clinics accept most insurance plans, PPOs, HMOs, Medicaid and Medicare, Workers' Compensation and Personal Injury I Accidents with appropriate Letter of Protection.

Our director who purchased the clinics, Dr. Ronald Moomaw, has a wealth of knowledge in medical operations and management including serving as the chief psychiatrist for the state of Ohio Department of Rehabilitation and Correction for eight years, where his responsibilities included oversight of all psychiatrists, psychologists, nurses, social workers and other mental health care providers that provide services to 32 institutions, 51,000 inmates and a $11 million budget for psychiatric medication. In fiscal year 2007-2008 he instituted changes that saved the state over one million dollars without decreasing services. Dr. Moomaw, who is based in Houston, would work closely with the Company with respect to the Company’s implementation of its responsibilities under the management and professional medical consulting agreements.

Management believes we can improve efficiencies and increase operating margins for medical and health clinics by utilizing our management’s expertise and experience within existing programs and their expertise in improving performance at underperforming facilities, and that the efficiencies can be realized by investing in growth in strong markets, addressing capital-constrained facilities that have underperformed and improving management systems. If we acquire additional consulting and licensing clients, the additional facilities would give us an opportunity to develop a marketing strategy in many markets which should help us increase the geographic footprint from which our existing facilities attract patients and referrals.

Additionally, we are looking to expand the types of medical and health therapeutic technologies to which we have rights, and which we are able to license to medical and health clinics that we manage.

We plan to seek to increase revenue at our current client facilities by providing a broader range of services to new and existing patients and clients.

Elite License Agreement

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

Competition

The healthcare industry, including the market for outpatient clinic facilities, is competitive. There is competition from other medical and health clinics and individual practitioners in the market areas for the clinics we manage and license, as well as generally from medical practices and hospitals. Competitors may have existing relationships with the medical community which may be superior ours or to those of our clinics.

Governmental Regulation

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare program participation requirements, various licensure and accreditation standards, reimbursement for patient services, health information privacy and security rules, and government healthcare program fraud and abuse provisions. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services.

Prohibition Against Practice of Medicine

The establishment, marketing and operation of medical and health clinics are subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. They also limit the manner in which patients may be solicited. We believe our plan to provide management and professional medical consulting services to medical facilities will not result in the Company being considered as engaged in the practice of medicine. There can be no assurance, however, that state authorities or courts will not determine in the future that we are engaged in the unauthorized practice of medicine. Such a determination could have a materially adverse effect upon the Company and would prohibit us from continuing our current advisory services to medical and health clinics.

Licensing and Certification

All of the healthcare facilities that we advise must comply with various federal, state and local licensing and certification regulations and undergo periodic inspection by licensing agencies to certify compliance with such regulations. The initial and continued licensure of these facilities and certification to participate in government healthcare programs depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, staff training, personnel and the existence of adequate policies, procedures and controls.

Audits

Government healthcare program participating healthcare facilities are subject to federal and state audits to validate the accuracy of claims submitted to the government healthcare programs. If these audits identify overpayments, facilities that we advise as manager could be required to make substantial repayments, subject to various administrative appeal rights.

Federal False Claims Act and Other Fraud and Abuse Provisions

The Social Security Act also imposes criminal and civil penalties for submitting false claims to the government healthcare programs. Violations of the federal False Claims Act are punishable by fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the federal government. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state. Further, the Health Insurance Portability and Accountability Act (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse under Medicare. There are civil penalties for prohibited conduct, including, but not limited to, billing for medically unnecessary products or services.

HIPAA Administrative Simplification and Privacy and Security Requirements

The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also established federal rules protecting the privacy and security of individually identifiable patient health information. The privacy and security regulations control the use and disclosure of patient health information and the rights of patients to understand and control how such patient health information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties. The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient health information.

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “ACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the ACA, combined with the Reconciliation Act (collectively referred to as the “Health Reform Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

The Health Reform Legislation expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to patient outcomes. Based on Congressional Budget Office estimates, the Health Reform Legislation, as enacted, is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms.

Risk Management and Insurance

The clinics we manage could be subject to claims that their services have resulted in injury to patients or clients or other adverse effects. While management believes that the clinics we manage provide quality care to patients and clients in their facilities and that we materially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on the business, financial condition or results of operations of the clinics we manage.

Environmental Matters

The clinics to which we provide consulting services are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical waste products generated at our facilities, the identification and warning of the presence of asbestos-containing materials in buildings, as well as the removal of such materials, the presence of other hazardous substances in the indoor environment, and protection of the environment and natural resources in connection with the development or construction of the facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety. Some of the clinic facilities may generate infectious or other hazardous medical waste due to the illness or physical condition of our patients. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws, which establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations.

Insurance

The clinics with which we have management agreements maintain worker compensation insurance coverage on a claims-made basis of $1,000,000, and medical professional coverage. Coverage is maintained for general liability and auto claims of up to $1,000,000, depending on the type of claim, a general aggregate of $2,000,000 for particular classes of claims, and an umbrella policy limit of $5,000,000.

Employees

As of December 31, 2014, we employed one person, our Chief Executive Officer.

Item 1A. Risk Factors.

In addition to the other information set forth elsewhere in this annual report, you should carefully consider the following factors when evaluating us. An investment in the Company will be subject to risks inherent in our business. If any of the following risks actually occurs, our business, financial condition and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

General

WE HAVE RECENTLY ENTERED INTO AGREEMENTS PROVIDING MANAGEMENT SUPPORT FOR A LIMITED NUMBER OF CLINICS. WE WILL REQUIRE FINANCING TO PROCEED WITH OUR PLANNED PROGRAM TO ESTABLISH OR ACQUIRE HEALTHCARE FACILITIES AND TO EXPAND OUR MEDICAL MANAGEMENT CONSULTING PRACTICES IN THE HEALTHCARE INDUSTRY.

We have commenced providing management consulting services for the operations of six medical and health clinics through management agreements at present. We will require substantial additional financing to start up or to acquire one or more medical facility businesses, as well as additional capital to grow our consulting services businesses, and there is no assurance that such financing or additional capital will be available to us.

We operate in a highly competitive industry IN WHICH WE ARE A SMALL ENTERPRISE COMPARED TO OUR COMPETITORS, and competition may lead to declines in patient volumes in FACILITIES we manage and reductions in our management fees.

The healthcare industry, in which the Company is a very small factor, is highly competitive, and competition among healthcare providers (including hospitals) for patients, physicians and other healthcare professionals has intensified in recent years. Most of our competitors are much larger and better financed companies. If our competitors are better able to attract patients, recruit and retain physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume in our managed facilities and our results of operations may be adversely affected.

IF WE FAIL TO COMPLY WITH EXTENSIVE LAWS AND GOVERNMENT REGULATIONS GOVERNING THE OPERATION OF HEALTH CARE FACILITIES, WE OR FACILITIES TO WHICH WE PROVIDE MANAGEMENT SUPPORT COULD SUFFER PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS.

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

FAILURE TO COMPLY WITH LAWS GOVERNING THE TRANSMISSION AND PRIVACY OF HEALTH INFORMATION COULD SUBJECT MANAGED CLINICS TO CIVIL AND CRIMINAL PENALTIES.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires medical facilities to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as:

●	claims information, plan eligibility, payment information and the use of electronic signatures;

●	unique identifiers for providers, employers, health plans and individuals; and

●	security, privacy and enforcement.

The Department of Health and Human Services has released final rules to implement a number of these requirements, and several HIPAA initiatives have become effective, including privacy protections, transaction standards, and security standards. If facilities we manage fail to comply with these standards, they could be subject to criminal penalties and civil sanctions.

HEALTH CARE FACILITIES MAY BE SUBJECT TO SANCTIONS AND PENALTIES IF THEIR OPERATIONS FAIL TO COMPLY WITH OCCUPATIONAL HEALTH AND SAFETY REGULATIONS.

Health care facilities are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. The types of regulatory requirements faced by health care providers such as us include:

●	air and water quality control requirements;

●	occupational health and safety requirements (such as standards regarding blood-borne pathogens and ergonomics) and waste management requirements;

●	specific regulatory requirements applicable to radioactive substances;

●	requirements for providing notice to employees and members of the public about hazardous materials; and wastes; and

●	certain other requirements.

Failure to comply with these standards may result in sanctions and penalties.

HEALTH CARE facilities may be subject to liabilities from claims brought against them.

Facilities for which we provide management and professional medical consulting services are subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us as manager. All professional and general liability insurance purchased is subject to policy limitations. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition or results of operations.

the revenues and results of our CONsulting operations AS MANAGER will be significantly affected by payments received BY MANAGED FACILITIES from the government and third-party payors.

A significant portion of the revenues of the clinics for which we provide consulting services is from government healthcare programs, principally Medicare and Medicaid. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

A worsening of the economic and employment conditions in the United States could materially affect the business and future results of operations of facilities providing HEALTH CARE services.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid, which are significant payor sources for medical facilities. This may result in our inability to access the capital markets on acceptable terms at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans.

If we fail to comply with extensive laws and government regulations, our MANAGED clinics could suffer penalties or be required to make significant changes to their operations.

The medical industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: billing practices and prices for services; relationships with physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, maintenance and security issues associated with health-related information and PHI; the screening, stabilization and/or transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures; activities regarding competitors; and addition or expansion of facilities and services.

Among these laws are the Anti-Kickback Statute, the Stark Law, the federal False Claims Act and similar state laws. These laws, and particularly the Anti-Kickback Statute and the Stark Law, impact the relationships with physicians and other potential referral sources.

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards. If we fail to adhere to these standards, we could be subject to monetary and operational penalties. If any of our managed healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

HEALTH CARE Facilities may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of patient health information.

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require facilities we manage to comply with standards to protect the privacy, security and integrity of protected health information. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of protected health information and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures by facilities to which we provide management services, which could negatively impact our business, financial condition or results of operations.

Violations of the privacy and security regulations could subject our inpatient facilities to civil penalties for each violation of the privacy and security regulations as well as criminal penalties.

We are subject to uncertainties regarding recent health reform and budget legislation.

The Health Reform Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Health Reform Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute in order to be found guilty of violating such law. The Health Reform Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act.

We cannot predict the impact the Health Reform Legislation may have on our proposed business, results of operations, cash flow, capital resources and liquidity, or whether facilities that we advise will be able to adapt successfully to the changes required by the Health Reform Legislation.

Our MANAgED facilities will face competition for staffing that may increase THEIR labor costs and reduce our profitability.

Our operations will depend on the efforts, abilities, and experience of our facilities’ management and medical support personnel, as well as of other professionals. These facilities compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of their our business.

We depend heavily on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of Christopher Smith, our Chief Executive Officer, and of Dr. Ronald Moomaw, our principal medical director, are critical to the success of our business. The loss of the services of one or more of these executives or of a significant portion of the management personnel of managed facilities could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our managed facilities, which could harm our business.

We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

Facilities for which we provide operational and medical consulting services are subject to various federal, state and local laws and regulations that:

●	regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, handling and disposal of medical wastes;

●	impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and

●	regulate workplace safety.

Compliance with these laws and regulations could increase the costs of operation and result in the reduction of our management fees. Violation of these laws may subject our managed facilities to significant fines, penalties or disposal costs, which could negatively impact their results of operations, financial condition or cash flows.

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our business strategy is to grow by increasing the number of facilities we manage or acquiring other companies and assets in the healthcare industry. Growth, especially rapid growth, through adding client facilities or acquisitions exposes us to a variety of operational and financial risks.

An increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients could harm the results of operations of managed facilities and our revenues from management fees.

Collection of receivables from third-party payors and patients is critical to the operating performance of the facilities for which we provide consulting services. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. If facilities we manage experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, their results of operations will be harmed.

A cyber security incident involving managed facilities could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

A cyber-attack that bypasses information technology security systems causing a security breach, loss of data subject to privacy laws, loss of proprietary business information, or a material disruption of our managed facilities’ business systems, could have a material adverse impact on the business, financial condition or results of operations of such facilities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company formerly leased its offices in Orlando, Florida. The lease expired during 2014. In connection with the transaction with Medcure, the Company entered into a lease agreement with the former owner of the MED-CURE Companies, pursuant to which the Company is leasing the premises occupied by the clinics operated by the MED-CURE Companies from their former owner, and subleasing these premises back to the clinics. Our medical consulting services are managed from the MED-CURE Companies’ offices. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with MED-CURE Companies” for details of these leasing arrangements.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded over-the-counter on OTC Markets Group under the symbol “LMNK”. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock (commencing our recapitalization), as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2012	High	Low
Quarter Ended March 31, 2012	.60	.12
Quarter Ended June 30, 2012	1.05	.33
Quarter Ended September 30, 2012	.80	.31
Quarter Ended December 31, 2012	.51	.05
Fiscal Year Ended December 31, 2013
Quarter Ended March 31, 2013	.23	.09
Quarter Ended June 30, 2013	.18	.10
Quarter Ended September 30, 2013	.10	.02
Quarter Ended December 31, 2013	.25	.02
Fiscal Year Ended December 31, 2014
Quarter Ended March 31, 2014	.15	.03
Quarter Ended June 30, 2014	.35	.05
Quarter Ended September 30, 2014	.25	.05
Quarter Ended December 31, 2014	.25	.05
Fiscal Year Ended December 31, 2015
Quarter Ended March 31, 2015	.095	.03

Holders

As of May 28, 2015, there were approximately 138 holders of record of our common stock.

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

General

Organization

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media holdings, Inc. on September 28, 2006. On September 30, 2006, we effectuated a share exchange whereby we acquired all of the outstanding equity interests in our wholly-owned subsidiary, IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008, the Company acquired the common stock of “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media. The name of our Company was changed from Emerging Media Holdings, Inc. to Lifestyle Medical Network Inc., effective on July 31, 2012.

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

Recent Developments

Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of two medical practices in Houston, Texas, has purchased the two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”), effective April 1, 2015. The MED-CURE Companies were purchased by Dr. Moomaw directly from the owner, Dr. Nazmudin Keshwani, for a purchase price of $2,500,000, utilizing local bank financing. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies have agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices were restructured, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties and then subleasing the properties back to the Med-Cure Companies.

Through our subsidiary, Regional Professional Alliance, Inc., a physician’s professional consulting company that provides professional medical consulting services to medical management companies related to matters affecting professional licensure and medical clinic compliance matters for the benefit of clinics managed by Lifestyle Management, we have entered into an agreement with Dr. Moomaw to provide services through Regional Professional Alliance for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management. Through Lifestyle Texas Licensing, LLC (“Lifestyle Licensing”), the Company plans to sublicense to the MED-CURE Companies the non-exclusive right to use, and to sublicense the use of, certain patents, trademarks, trade names, service marks, logos, slogans, trade dress, commercial symbols, operational systems, and other intellectual property rights, in connection with operating and managing medical clinics that provide medical services and/or products of a distinctive character and quality, in particular relating to men’s health and weight management.

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

New Financial Accounting Standards

For a summary of new financial accounting standards applicable to the Company, please refer to the accompanying notes to the financial statements.

PLAN OF OPERATION

Through our consulting subsidiaries, we plan to contract to provide management and professional consulting services, and to license medical and health technologies, to medical and health clinic operating companies. We also we intend to open, operate and acquire men’s medical and health clinics, if financing is available and the profile of the clinics’ services is consistent with the types of medical businesses we view as favorable for acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

During the year ended December 31, 2014, we incurred a net loss of $489,202, as compared with a net loss of $423,225 for the year ended December 31, 2013, principally due to interest expense of $59,250 and $429,952 in general and administrative expense, for the year ended December 31, 2014, as compared with interest expense of $17,500 and general and administrative expense of $405,725 in 2013.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2014, we had a working capital deficiency of approximately $1.3 million. At December 31, 2014, we had total assets of approximately $207,000. We had $163 cash at December 31, 2014. Net cash used in operating activities in 2014 was $266,583; net cash used in investing activities was $100,000 for a deposit on acquisition; and net cash from financing activities was $346,772 in 2014, after receipt of related party loans and short term debt.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2014, we generated revenues of $-0-, incurred operating expenses of approximately $430,000, and had a net loss of $489,202. As of December 31, 2014, we had $163 cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

Item 8. Financial Statements and Supplementary Data.

LIFESTYLE MEDICAL NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

16

REPORT OF SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’

Lifestyle Medical Network, Inc.

We have audited the accompanying consolidated balance sheets of Lifestyle Medical Network, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Medical Network, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses, an accumulated deficit of $8,535,129 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 9, 2015

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$163	$19,974
Loan receivable - net of allowance of $42,500	-	-
Deposit on acquisition	100,000	-
Prepaid expenses	16,000	3,750
Total Current Assets	116,163	23,724

Property, plant and equipment - net	1,767	2,667
Intangible assets - net	88,893	94,448
Other assets	-	6,000
TOTAL ASSETS	$206,823	$126,839

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$1,050,905	$779,133
Short-term debt	251,000	176,000
Accounts payable and accrued expenses	127,944	88,310
Total Current Liabilities	1,429,849	1,043,443

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 26,085,101 and 25,835,101 shares issued and 26,084,983 and 25,834,983
shares outstanding at December 31, 2014 and 2013, respectively	26,085	25,835
Additional paid-in-capital	7,295,255	7,112,725
Accumulated deficit	(8,535,129)	(8,045,927)
Less: Cost of common stock in treasury, 118 and 118 shares
at December 31, 2014 and 2013, respectively	(9,237)	(9,237)
Total Stockholders' Deficiency	(1,223,026)	(916,604)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$206,823	$126,839

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Revenues	$-	$-

Costs and expenses:
Selling, general and administrative expenses	429,952	405,725
Total Costs and expenses	429,952	405,725

Loss from operations	(429,952)	(405,725)

Other income (expense):
Interest expense	(59,250)	(17,500)
Loss on extinguishment of debt	-	-
Total Other income (expense)	(59,250)	(17,500)

Loss from operations before provision for income taxes	(489,202)	(423,225)

Provision for income taxes	-	-

Net loss	$(489,202)	$(423,225)

Loss per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted
	26,061,813	25,333,238

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

		Common Stock		Additional
		Number of		Paid	Accumulated	Treasury
	Total	Shares	Amount	In Capital	Deficit	Stock
Balance, January 1, 2013	$(672,709)	25,205,101	$25,205	$6,934,025	$(7,622,702)	$(9,237)

Issuance of common stock as incentive for debt	10,000	500,000	500	9,500

Issuance of common stock for services	11,550	130,000	130	11,420

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2013	(423,225)				(423,225)

Balance, December 31, 2013	(916,604)	25,835,101	25,835	7,112,725	(8,045,927)	(9,237)

Issuance of common stock as incentive for debt	25,000	250,000	250	24,750

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2014	(489,202)				(489,202)

Balance, December 31, 2014	$(1,223,026)	26,085,101	$26,085	$7,295,255	$(8,535,129)	$(9,237)

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(489,202)	$(423,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,555	5,552
Depreciation	900	38
Non-cash compensation	182,780	179,330
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,250)	(1,284)
Decrease in other assets	6,000	-
Increase in accounts payable and accrued expenses	39,634	44,297
Expenses paid on behalf of the company	-	21,933

Net Cash Used In Operating Activities	(266,583)	(173,359)

Cash flows from investing activities:
Deposit on acquisition	$(100,000)
Purchase of property, plant and equipment	-	(2,705)

Net Cash Used In Investing Activities	(100,000)	(2,705)

Cash flows from financing activities:
Proceeds from related parties	271,772	170,000
Proceeds from short-term debt	75,000	30,000
Repayment of debt	-	(4,000)

Net Cash Provided by Financing Activities	346,772	196,000

Net increase (decrease) in cash	(19,811)	19,936

Cash and cash equivalents - Beginning of year	19,974	38

Cash and cash equivalents - End of year	$163	$19,974

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Organization

Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) was incorporated in the State of Nevada.  The Company directs its operations through its subsidiaries.  The Company operates its business under a License related to patent rights used in connection with the operations of medical clinics that provide medical services related to men's health, with proprietary trade names and logo designs.

Going Concern

The consolidated financial statements for the year ended December 31, 2014 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has agreed to enter into Management agreements with six medical clinics in Houston, Texas. The Company will provide services to the clinic and will receive an agreed percentage of gross revenues of the practice group. Management intends to make further acquisitions of other medical clinics during 2015.

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

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants.  For the years ended December 31, 2014 and 2013, there were 2,400,000 and 2,400,000 potential common shares, respectively, that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

As of December 31, 2014, there were no financial assets or liabilities that required disclosure.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	100,000

Amortization for the year ended December 31, 2013	(5,552)

Balance December 31, 2013	94,448

Amortization for the year ended December 31, 2014	(5,555)

Balance December 31, 2014	$88,893

Amortization expense for the years ended December 31, 2014 and 2013 amounted to $5,555 and $5,552, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2015	$5,555
2016	5,555
2017	5,555
2018	5,555
2019	5,555

3.	LOAN RECEIVABLE

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

4.	DEBT

Short-term debt as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Short-term Debt to Related Parties

Unsecured promissory note, interest free, due June 15, 2015 (1)	$200,000	$200,000

Unsecured promissory note, interest free, due June 15, 2015 (2)	75,000	75,000

Unsecured promissory note, interest free, due June 15, 2015 (2)	60,000	60,000

Unsecured promissory notes, interest @ 10% per annum, due June 15, 2015 (3)	75,000	75,000

Unsecured promissory notes, interest free due June 15, 2015 (4)	347,200	347,200

Unsecured promissory note, interest free, due June 30, 2015 (5)	193,705	21,933

Unsecured promissory note, interest free, due June 15, 2015 (9)	100,000	-
	1,050,905	779,133
Less: Current portion	1,050,905	779,133
	$-	$-

	December 31,
	2014	2013
Short-term Debt

Unsecured promissory note, interest free, due on demand (6)	$26,000	$26,000

Secured promissory note, interest @ 12% per annum, due December 15, 2015 (7)	150,000	150,000

Unsecured promissory note, interest @ 10%, due December 15, 2015 (8)	75,000	-
	$251,000	$176,000
Less: Current portion	251,000	176,000
	$-	$-

(1)	On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company. The note is interest free and has been extended to June 15, 2015. In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(2)	On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company. The unsecured notes are interest free and are due June 15, 2015. In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(3)	On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company. The unsecured note bears interest @ 10% per annum and is due June 15, 2015. In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(4)	On various dates from March 23, 2012 through November 26, 2012, LMC borrowed $327,200 from the Dellinger Fund, a shareholder of the Company. In February 2013, LMC borrowed an additional $20,000. The unsecured notes are interest free and are due June 15, 2015. In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

On April 17, 2015, the Dellinger Fund notes in the amount of $757,200 plus accrued interest were converted into 6,000,000 shares of the Company’s common stock. See Note 11.

(5)	During the year ended December 31, 2013 and 2014, Saddleworth Ventures LLC, a related party, paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advances are unsecured, interest free and are due June 30, 2015.

(6)	On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance.

(7)	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014. LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to December 15, 2015.

(8)	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before December 15, 2015. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(9)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due April 15, 2015. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. On April 10, 2015, the note was repaid in full. See Note 11.

Interest expense for the years ended December 31, 2014 and 2013 amounted to $59,250 and $17,500, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2014	2013
Interest	$47,150	$16,650
Salaries - Officer	20,000	13,250
Rent	-	22,418
Other	60,794	35,992
	$127,944	$88,310

6.	INCOME TAXES

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

The provision for income taxes consist of the following:

Years Ended
December 31,
	2014	2013
Current
Federal	$-	$-
Foreign	-	-
	-	-
Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	December 31,
	2014	2013
Book income (loss) from operations	$(166,329)	$(143,897)
Common stock issued for services	8,415	7,113
Warrants issued for services	53,645	53,645
Change in valuation allowance	104,269	83,139
Income tax expense	$-	$-

As of December 31, 2014, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $2.7 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2032. The valuation allowance increased by $104,269 during the year ended December 31, 2014.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	2014	2013

Net operating loss carry forwards (expire through 2032)	$(2,712,745)	$(2,546,416)
Common stock issued for services	17,395	8,980
Warrants issued for services	156,316	102,671
Impairment expense	1,833,385	1,833,385
Total gross deferred tax asset/liabilities	(705,649)	(601,380)

Valuation allowance	705,649	601,380
Net deferred taxes	-	-

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

During the year ended December 31, 2013, the Company issued 130,000 shares and recorded compensation expense of $11,550.

In October 2013, the Company issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000 as incentive for debt financing.

8.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed. The warrants expire February 6, 2017. The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions: Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%. The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $157,780 and $157,780 on the Company’s consolidated statement of operations for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2014	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending December 31, 2014	2,400,000	$0.20	2.1 years	$-
Exercisable - period ending December 31, 2014	2,400,000	$0.20	2.1 years	$-

9.	RELATED PARTY TRANSACTIONS

a)	During the years ended December 31, 2014 and 2013, Saddleworth Ventures LLC paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advance are unsecured, interest free and due June 30, 2015. As of December 31, 2014, no repayments have been made.

b)

During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company. During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the years ended December 31, 2014 and 2013 in the amount of $7,500 and $7,500, respectively, on the advances that were not interest free.  See Note 4 for further information.

c)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due June 15, 2015. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. See Note 4 for further information.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company formerly leased its offices in Orlando, Florida. The lease expired during 2014. In connection with the transaction with MedCure, the Company entered into a lease agreement with the former owner of MedCure. The Company will lease the clinics from the former owner of MedCure for five years with a five year renewal option at a monthly rental of $22,631.

The Company also entered into a lease agreement with MedCure whereby MedCure will sublease the clinics from the Company at a monthly rental of $25,500. The term of the lease will be for five years with a renewal option for an additional five years.

Future minimum lease payments and rental income under these agreements are as follows:

Rental Income
Years Ended December 31,
2015	$229,500
2016	324,000
2017	348,000
2018	372,000
2019	382,500
Thereafter	96,000
Total	$1,752,000

Rental Expense
Years Ended December 31,
2015	$203,679
2016	271,572
2017	271,572
2018	271,572
2019	271,572
Thereafter	67,893
Total	$1,357,860

Rent expense was $33,500 and $41,500 for the years ending December 31, 2014 and 2013, respectively.

Consulting Agreements

a)	In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant"). The Consultant will provide services for management consulting, business advisory, shareholder information and public relations. The term of the agreement is for three years. Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000. Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement. Consulting fees for the years ended December 31, 2014 and 2013 amounted to $-0- and $-0-, respectively.

b)	During 2014, 2013 and 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the years ended December 31, 2014 and 2013, consulting services amounted to $67,500 and $38,176, respectively.

c)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Lifestyle will pay Smith minimum compensation of $60K per year. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the years ended December 31, 2014, and 2013, payroll-officer amounted to $60,000 and $60,000, respectively.

11.	SUBSEQUENT EVENTS

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

Through our subsidiary, Regional Professional Alliance, Inc. , a physician’s professional consulting company that provides professional medical consulting services to medical management companies related to matters affecting professional licensure and medical clinic compliance matters for the benefit of clinics managed by Lifestyle Management, we have agreed to enter into a Regional Medical Director Agreement, which will be effective as of April 1, 2015, with Dr. Moomaw, pursuant to which Lifestyle Professional Alliance would provide the services of Dr. Moomaw for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management.

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

Issuance of Warrants

In connection with the engagement of our director, Dr. Ronald Moomaw, under a Regional Medical Director Agreement with RPA, at a Board of Directors meeting, held on April 17, 2015, the Board authorized the issuance Dr. Moomaw of a seven year stock purchase warrant, expiring April 17, 2022, to purchase 5,000,000 shares of our common stock, at an exercise price of $.09 per share, valued at $465,000.

.

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

Convertible Promissory Note

On April 28, 2015, the Company issued a convertible promissory note to Ray Meadow and received proceeds of $250,000. The promissory note bears interest @ 12% per anum and matures one year from the date of issuance. At any time, the holder of the note, at his sale option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.15 per share, the fair value of the common stock at the date of the advance.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2014, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2014, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of as of June 1, 2014.

Name	Age	Title

Christopher P. Smith	51	President and Chief Executive Officer, Secretary, Chief Financial Officer and Director

Adam Sachs	47	Assistant Secretary and Director

Ronald C. Moomaw	61	Director

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

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in Florida and Texas.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Annual Report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 424 E. Central Blvd., Orlando, FL 32801 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. The Company believes that all such required filings in the fiscal year ended December 31, 2014 have been made, with the exception of those listed below which were required to be made in 2012.

Both Mr. Adam Sachs and Dr. Ronald C. Moomaw were appointed as directors on September 30, 2012, and were required to file Form 3’s within 10 days of their appointment. As of the date of this report, neither of these directors has filed the required Form 3.

Code of Ethics

We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company’s Secretary at 424 E. Central Blvd., Orlando, FL 32801. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2012, 2013 and 2014 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Smith,	2012	$30,000							$30,000
CEO	2013	$60,000							$60,000
	2014	$60,000							$60,000

Stock Options Granted and Exercised in the Year Ended December 31, 2014

No stock option grants were made in the fiscal year ended December 31, 2014.

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

The Agreement with Mr. Smith (referred to sometimes as the “Executive”) provides for a base salary of $60,000 per year, and provides for incentive payments as established by the Board of Directors and for a performance bonus (“Performance Bonus”) based on the sum of two components, the first of which is as follows:

Net Operating Profit Before	Performance
Income Taxes	Bonus
On the First $10 Million	2% of Net Operating Profit	0%
On the Next $40 Million	3.5% of Net Operating Profit	3.5%
On the Next $50 Million	2.5% of Net Operating Profit	2.5%
On all Amounts Over $100 Million	1.5% of Net Operating Profit

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of May 28, 2015 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 31,835,101 shares of common stock outstanding as of May 28, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Christopher P. Smith (2)	1,262,857	3.97%

James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	13.27%

The Dellinger Fund 201 S. Orange Ave., Suite 1510 Orlando, FL 32801 (2)	11,800,000	37.07%

Nissonis BV 1083 HP Vivaldistraat 52 Amsterdam The Netherlands	3,223,447	10.13%

Ronald C. Moomaw (3)	5,074,999	13.78%
Adam Sachs	110,000	*
All officers and directors as a group	6,447,856	17.50%

* Less than 1%.

(1)	The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given, listed in the above table are c/o Lifestyle Medical Network Inc., 424 E. Central Blvd., Orlando, FL 32801.

(2)	Christopher Smith, our Chief Executive Officer, owns 1,262,857 shares of common stock directly and controls The Dellinger Fund, which holds 11,800,000 shares of common stock. Mr. Smith has no equity interest in The Dellinger Fund. Including the holdings of The Dellinger Fund as beneficially owned by Mr. Smith in the above table, due to his control position in The Dellinger Fund, would result in Mr. Smith being deemed to own beneficially 13,062,857 shares of common stock and owning beneficially 41.03% of the outstanding class of common stock, and all officers and directors as a group being deemed to own beneficially 18,247,856 shares of common stock and 49.54% of the outstanding common stock. Mr. Smith disclaims any beneficial ownership in shares of the Company’s common stock held by The Dellinger Fund.

(3)	Dr. Ronald C. Moomaw is a member of our board of directors. Dr. Moomaw owns 74,999 shares of common stock directly, and additionally owns beneficially 5,000,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to him May 15, 2015, and expiring May 15, 2022.

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

Agreements with MED-CURE Companies

Dr. Ronald Moomaw, a director of the Company, purchased, effective April 1, 2015, the two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”) that own the six clinics. The MED-CURE Companies have agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies.

The leasing arrangements for the properties leased for the clinics’ offices were restructured effective April 1, 2015, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties where the clinics’ offices are located from the former owner of the Med-Cure Companies, and subleasing the properties back to the Med-Cure Companies for a five year term.

The following table sets forth the estimated differentials in rent paid by Lifestyle Texas Real Estate, LLC to the owner of the properties leased by the MED-CURE Companies in the first year of the leases, and amounts paid in that period under the subleases by the MED-CURE Companies.

Property Location	Monthly Base Rent Payable Under Master Lease by Lifestyle Texas Real Estate, LLC	MonthlyAdditional Rent Payable (est. subj. to adjustment) under Master Lease by Lifestyle Texas Real Estate, LLC	Subtenant	Monthly Base Rent Payable by Subtenant In Year 1	Monthly Lease Rent Escalation Provisions	Estimated Differential for the full Year 1 between Rent Payable by Lifestyle Texas Real Estate LLC and Subtenant.
Berry Road, Houston Texas	$3,000	$840	Med-Cure Primary Care Physicians PA	$4,500	Monthly rent escalates $500 each year	$7,920

Avenue H, Rosenburg, TX	$4,500	$987	Med-Cure Primary Care Physicians PA	$6,000	Monthly rent escalates $500 each year, with cap of $7,500 per month for yrs. 4 & 5	$5,844

SW Freeway, Houston TX			Med-Cure Primary Care Physicians PA	$7,500	Monthly rent escalates $500 each year, with cap of $9,000 per month for yrs. 4 & 5

	$9,000	$4,313	Med-Cure Anti-Aging and Skin Care PA	$7,500	Monthly rent escalates $500 each year, with cap of $9,000 per month for yrs. 4 & 5	$20,244

Through our subsidiary, Regional Professional Alliance, Inc., a physician’s professional consulting company, we entered into an agreement with Dr. Moomaw effective April 1, 2015, to provide services through Lifestyle Professional Alliance for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management. In this connection the Company on April 17, 2015, issued Dr. Moomaw a seven year stock purchase warrant, expiring April 17, 2022, to purchase 5,000,000 shares of our common stock, at an exercise price of $.09 per share.

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2013 and 2014 by Sadler, Gibb & Associates, LLC for the audit of the Company’s 2013 and 2014 fiscal years.

	2014	2013
Audit Fees	$30,000	$30,000
Audit-related Fees
Tax Fees
All Other Fees

Total Fees	$30,000	$30,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2014.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2014, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during fiscal 2014.

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

PART IV

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

LIFESTYLE MEDICAL NETWORK, INC

Date: June 11, 2015	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on June 11, 2015.

/s/ Christopher Smith
Christopher Smith, Chief Executive Officer,
Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs, Director

By:	/s/ Ronald C. Moomaw
Ronald C. Moomaw, Director

