Form 10-Q
period 2015-03-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2015-06-17
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 32,084,983 as of June 17, 2015.

LIFESTYLE MEDICAL NETWORK, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103	$163
Loan receivable - net of allowance of $42,500	-	-
Deposit on acquisition	100,000	100,000
Prepaid expenses	16,000	16,000
Total Current Assets	116,103	116,163

Property, plant and equipment - net	1,542	1,767
Intangible assets - net	87,504	88,893
TOTAL ASSETS	$205,149	$206,823

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$1,050,905	$1,050,905
Short-term debt	251,000	251,000
Accounts payable and accrued expenses	178,294	127,944

Total Current Liabilities	1,480,199	1,429,849

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 26,085,101 and 26,085,101 shares issued and 26,084,983 and 26,084,983 shares outstanding at March 31, 2015 and December 31, 2014, respectively	26,085	26,085
Additional paid-in-capital	7,315,414	7,295,255
Accumulated deficit	(8,607,312)	(8,535,129)
Less: Cost of common stock in treasury, 118 and 118 shares at March 31, 2015 and December 31, 2014, respectively	(9,237)	(9,237)
Total Stockholders' Deficiency	(1,275,050)	(1,223,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$205,149	$206,823

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues	$-	$-

Costs and expenses:
Selling, general and administrative expenses	62,058	105,455
Total Costs and expenses	62,058	105,455

Loss from operations	(62,058)	(105,455)

Other income (expense):
Interest expense	(10,125)	(27,917)
Total Other income (expense)	(10,125)	(27,917)

Loss from operations before provision for income taxes	(72,183)	(133,372)

Provision for income taxes	-	-

Net loss	$(72,183)	$(133,372)

Loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	26,085,101	25,990,657

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

		Common Stock
		Number of		Additional Paid	Accumulated	Treasury
	Total	Shares	Amount	In Capital	Deficit	Stock
Balance, January 1, 2014	$(916,604)	25,835,101	$25,835	$7,112,725	$(8,045,927)	$(9,237)

Issuance of common stock as incentive for debt	25,000	250,000	250	24,750

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2014	(489,202)				(489,202)

Balance, December 31, 2014	(1,223,026)	26,085,101	26,085	7,295,255	(8,535,129)	(9,237)

Amortization of warrants issued for services	20,159			20,159

Net loss for the three months ended March 31, 2015	(72,183)				(72,183)

Balance, March 31, 2015	$(1,275,050)	26,085,101	$26,085	$7,315,414	$(8,607,312)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(72,183)	$(133,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,390	1,388
Depreciation	225	225
Non-cash compensation	20,158	64,445
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(4,583)
Increase(decrease) in accounts payable and accrued expenses	50,350	(7,020)
Net Cash Used In Operating Activities	(60)	(78,917)

Cash flows from investing activities:
Deposit on acquisition	-	(100,000)

Net Cash Used In Investing Activities	-	(100,000)

Cash flows from financing activities:
Proceeds from related parties	-	100,000
Proceeds from short-term debt	-	75,000

Net Cash Provided by Financing Activities	-	175,000

Net decrease in cash	(60)	(3,917)

Cash and cash equivalents - Beginning of period	163	19,974

Cash and cash equivalents - End of period	$103	$16,057

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2015 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2014 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the period ended March 31, 2015 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and is a development stage company. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes to these accounting policies during the three months ended March 31, 2015 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	INTANGIBLES

The MPL License Agreement

The MPL License Agreement, under which the Company's wholly-owned subsidiary, Elite Professional IP Licensing, LLC, is the licensee pursuant to the Assignment from WMA, provides for the license of medical services, operational systems, manuals, certain names and logo designs and other intellectual property in connection with the operation of medical clinics that provide services related to men’s health within the territory of the continental United States (the “Licensed Rights”). The License Agreement provides for a fee of 6% of gross receipts of Licensee, payable quarterly. The term of the License Agreement is for twenty (20) years from the effective date, May 9, 2011. The Company plans to establish new medical clinics or acquire existing clinics, as well as to provide consulting services to medical clinics utilizing the Licensed Rights.

Intangibles are the value of the MPL license. Amounts assigned to this intangible were determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. The intangibles are being amortized over 19.5 years, the life of the license.

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	100,000

Amortization for the year ended December 31, 2013	(5,552)

Balance December 31, 2013	94,448

Amortization for the year ended December 31, 2014	(5,555)

Balance December 31, 2014	88,893

Amortization for the three months ended March 31, 2015	(1,389)

Balance; March 31, 2015	$87,504

Amortization expense for the three months ended March 31, 2015 and 2014 amounted to $1,389 and $1,389, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending December 31,	Amortization Expense
2015	$4,166
2016	5,555
2017	5,555
2018	5,555
2019	5,555

3.	LOAN RECEIVABLE

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

4.	DEBT

Short-term debt as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Short-term Debt to Related Parties
Unsecured promissory note, interest free, due June 15, 2015 (1)	$200,000	$200,000

Unsecured promissory note, interest free, due June 15, 2015 (2)	75,000	75,000

Unsecured promissory note, interest free, due June 15, 2015 (2)	60,000	60,000

Unsecured promissory notes, interest @ 10% per annum, due June 15, 2015 (3)	75,000	75,000

Unsecured promissory notes, interest free due June 15, 2015 (4)	347,200	347,200

Unsecured promissory note, interest free, due June 30, 2015 (5)	193,705	193,705

Unsecured promissory note, interest free, due June 15, 2015 (9)	100,000	100,000
	1,050,905	1,050,905
Less: Current portion	1,050,905	1,050,905
	$-	$-

	March 31,	December 31,
	2015	2014
Short-term Debt

Unsecured promissory note, interest free, due on demand (6)	$26,000	$26,000

Secured promissory note, interest @ 12% per annum, due December 15, 2015 (7)	150,000	150,000

Unsecured promissory note, interest @ 10%, due December 15, 2015 (8)	75,000	75,000
	$251,000	$251,000
Less: Current portion	251,000	251,000
	$-	$-

(1)	On January 5, 2012, LMC borrowed $200,000 from the Dellinger Fund, a shareholder of the Company. The note is interest free and has been extended to June 15, 2015. In the event of default, the Dellinger Fund has the right to request and will be granted the issuance of two million shares of the Company's common stock.

(2)	On February 3, 2012 and March 1, 2012, LMC borrowed $75,000 and $60,000, respectively, from the Dellinger Fund, a shareholder of the Company. The unsecured notes are interest free and are due June 15, 2015. In the event of default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

(3)	On April 3, 2012, LMC borrowed $75,000 from the Dellinger Fund, a shareholder of the Company. The unsecured note bears interest @ 10% per anum and is due June 15, 2015. In the event of default, interest on the outstanding balance shall continue to accrue at a rate of ten percent (10%) per annum from the date of the default.

(4)	On various dates from March 23, 2012 through November 26, 2012, LMC borrowed $327,200 from the Dellinger Fund, a shareholder of the Company. In February 2013, LMC borrowed an additional $20,000. The unsecured notes are interest free and are due June 15, 2015. In the event of a default, interest on the outstanding balance shall accrue at a rate of ten percent (10%) per annum from the date of the default.

On April 17, 2015, the Dellinger Fund notes in the amount of $757,200 plus accrued interest were converted into 6,000,000 shares of the Company’s common stock. See Note 11.

(5)	During the year ended December 31, 2013 and 2014, Saddleworth Ventures LLC, a related party, paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advances are unsecured, interest free and are due June 30, 2015.

(6)	On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance.

(7)	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014. LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to December 15, 2015.

(8)	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before December 15, 2015. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(9)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due April 15, 2015. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. On April 10, 2015, the note was repaid in full. See Note 11.

Interest expense for the three months ended March 31, 2015 and 2014 amounted to $10,125 and $27,917, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2015	December 31, 2014
Interest	$57,275	$47,150
Salaries - Officer	35,000	20,000
Professional fees	79,026	56,421
Other	6,994	4,373
	$178,295	$127,944

6.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the three months ended March 31, 2015 and 2014. Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed. The warrants expire February 6, 2017. The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions: Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%. The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $20,159 and $39,445 on the Company’s consolidated statement of operations for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price	Remaining Life	Intrinsic Value
Outstanding, January 1, 2015	2,400,000	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding - period ending March 31, 2015	2,400,000	$0.20	2.1 years	$-
Exercisable - period ending March 31, 2015	2,400,000	$0.20	2.1 years	$-

9.	RELATED PARTY TRANSACTIONS

a)	During the years ended December 31, 2014 and 2013, Saddleworth Ventures LLC paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advance are unsecured, interest free and due June 30, 2015. As of March 31, 2015, no repayments have been made.

b)

During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company. During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000. The majority of these advances are interest free. The Company recorded interest expense for the three months ended March 31, 2015 and 2014 in the amount of $1,875 and $1,875, respectively, on the advances that were not interest free. See Note 4 for further information.

c)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due June 15, 2015. Saddleworth Ventures has the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. See Note 4 for further information.

10.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	In January 2012, Lifestyle entered into a consulting agreement with Saddleworth Ventures LLC ("Consultant"). The Consultant will provide services for management consulting, business advisory, shareholder information and public relations. The term of the agreement is for three years. Upon execution of the agreement, Lifestyle issued a payment to the Consultant in the amount of $25,000. Additional cash fees or reimbursement of expenses shall be agreed upon by Lifestyle and the Consultant from time to time during the term of the agreement. Consulting fees for the three months ended March 31, 2015 and 2014 amounted to $-0- and $-0-, respectively.

b)	During 2014, 2013 and 2012, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the three months ended March 31, 2015 and 2014, consulting services amounted to $-0- and $12,500, respectively.

c)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Lifestyle will pay Smith minimum compensation of $60K per year. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the three months ended March 31, 2015, and 2014, payroll-officer amounted to $15,000 and $15,000, respectively.

11.	SUBSEQUENT EVENTS

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

Recent Developments

We have entered into management agreements with two medical professional associations located in Houston, Texas, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”), effective April 1, 2015, which were purchased by Dr. Ronald Moomaw, a director of the Company. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies have agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices were restructured, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties and then subleasing the properties back to the Med-Cure Companies.

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

Throughout this Form 10-Q, the terms "we," "us," "our," "LMN" and the "Company" refer to Lifestyle Medical Network Inc., a Nevada corporation, and unless the context indicates otherwise, includes our subsidiaries.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the three months ended March 31, 2015, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

During the three months ended March 31, 2015, we incurred a net loss of $72,183, compared to a loss of $133,372 for the three months ended March 31, 2014.  The decrease in the loss is primarily due to a decrease of approximately $43,000 in general and administrative expense, primarily consulting fees and amortization, and a decrease of approximately $16,000 in interest expense due to the issuance of shares in connection with the origination of a loan that increased interest expense in 2014.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 2015, we had a working capital deficiency of approximately $1.4 million.  At March 31, 2015, we had total assets of approximately $205,000, including cash of $103. Net cash used in operating activities in the three months ended March 31, 2015 was $60, primarily from the net loss of approximately $72,000, offset by an increase in accounts payable of $50,000 and non-cash compensation of approximately $20,000.

We may continue to incur operating losses in the future. In the first three months of 2015, we had $-0- of revenues, operating expenses of $62,058, and no net income.  As of March 31, 2015, we had $103 cash on hand to fund operations.  There is no assurance that we will operate profitably in the future.

In April 2015, we obtained interim capital through a $250,000 loan, evidenced by a 12% Promissory Note with a principal amount of $250,000, and a $100,000 loan, evidenced by a 10% Promissory Note due April 27, 2016, and return of a deposit payment of $100,000. We will have to obtain significant additional capital to continue with our medical facility management business.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.    Controls and Procedures.

As of March 31, 2015, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended March 31, 2015, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: June 17, 2015	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

