Form 10-Q
period 2015-09-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2015-11-23
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 33,658,257 as of November 13, 2015.

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

The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$53,824	$163
Accounts receivable-related party	310,000	-
Loan receivable-related party	55,000	-
Deposit on acquisition	-	100,000
Prepaid expenses	100,150	16,000
Total Current Assets	518,974	116,163

Property, plant and equipment - net	129,582	1,767
Intangible assets - net	84,726	88,893
TOTAL ASSETS	$733,282	$206,823

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$-	$1,050,905
Short-term notes payable	225,000	251,000
Convertible notes payable,net of $25,634 debt discount	574,366	-
Accounts payable and accrued expenses	126,570	127,944

Total Current Liabilities	925,936	1,429,849

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 33,658,257 and 26,085,101 shares issued and 33,658,139 and 26,084,983 shares outstanding at September 30, 2015 and December 31, 2014, respectively	33,659	26,085
Additional paid-in-capital	9,068,196	7,295,255
Accumulated deficit	(9,285,272)	(8,535,129)
Less: Cost of common stock in treasury, 118 and 118 shares at September 30, 2015 and December 31, 2014, respectively	(9,237)	(9,237)
Total Stockholders' Deficiency	(192,654)	(1,223,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$733,282	$206,823

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Management fees-related party	$216,000	$-	$379,500	$-
Rental income-related party	103,500	-	206,983	-
Total revenues	319,500	-	586,483	-

Costs and expenses:
Selling, general and administrative expenses	337,803	85,565	646,759	230,113
Amortization of warrants	58,000	39,445	625,335	118,335
Total Costs and expenses	395,803	125,010	1,272,094	348,448

Loss from operations	(76,303)	(125,010)	(685,611)	(348,448)

Other income (expense):
Interest expense	(32,082)	(12,375)	(64,532)	(57,000)
Total Other income (expense)	(32,082)	(12,375)	(64,532)	(57,000)

Loss from operations before provision for income taxes	(108,385)	(137,385)	(750,143)	(405,448)

Provision for income taxes	-	-	-	-

Net loss	$(108,385)	$(137,385)	$(750,143)	$(405,448)

Loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	33,506,609	26,085,101	32,489,658	26,053,965

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

		Common Stock		Additional
		Number of		Paid	Accumulated	Treasury
	Total	Shares	Amount	In Capital	Deficit	Stock
Balance, January 1, 2014	$(916,604)	25,835,101	$25,835	$7,112,725	$(8,045,927)	$(9,237)

Issuance of common stock as incentive for debt	25,000	250,000	250	24,750	-	-

Amortization of warrants issued for services	157,780	-	-	157,780	-	-

Net loss for the year ended December 31, 2014	(489,202)	-	-	-	(489,202)	-

Balance, December 31, 2014	(1,223,026)	26,085,101	26,085	7,295,255	(8,535,129)	(9,237)

Amortization of warrants issued for services	625,335	-	-	625,335	-	-

Conversion of debt	999,180	7,373,156	7,374	991,806	-	-

Issuance of common stock for services	116,000	200,000	200	115,800	-	-

Beneficial conversion feature	40,000	-	-	40,000	-	-

Net loss for the nine months ended September 30, 2015	(750,143)	-	-	-	(750,143)	-

Balance, September 30, 2015	$(192,654)	33,658,257	$33,659	$9,068,196	$(9,285,272)	$(9,237)

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(750,143)	$(405,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	18,534	4,164
Depreciation	17,632	675
Amortization of warrants	625,335	143,335
Shares issued for services	116,000	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(310,000)	-
Increase in prepaid expenses	(84,150)	(12,250)
Increase (decrease) in accounts payable and accrued expenses	20,901	3,501
Net Cash Used In Operating Activities	(345,891)	(266,023)

Cash flows from investing activities:
Deposit on acquisition	-	(100,000)
Refund of deposit	100,000	-
Advances to related party	(135,000)	-
Repayments by related party	80,000	-
Purchase of equipment	(145,448)	-

Net Cash Used In Investing Activities	(100,448)	(100,000)

Cash flows from financing activities:
Proceeds from related parties	42,351	271,772
Repayment of related party debt	(142,351)	-
Proceeds from short-term debt	600,000	75,000

Net Cash Provided by Financing Activities	500,000	346,772

Net increase (decrease) in cash	53,661	(19,251)

Cash and cash equivalents - Beginning of period	163	19,974

Cash and cash equivalents - End of period	$53,824	$723

Supplementary information:

Cash paid for:
Interest	$28,750	$-

Income taxes	$-	$-

Non-cash Investing and Financing Activities

Conversion of debt and interest for common stock	$999,180	$-

Issuance of common stock for services	$116,000	$-

Beneficial conversion feature	$40,000	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,

2015 AND 2014

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2015 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2014 was derived from audited financial statements of the Company.

Organization

Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) was incorporated in the State of Nevada.  The Company directs its operations through its subsidiaries.  The Company, through its consulting subsidiaries, plans to continue to identify and enter into management and professional consulting services agreements, and to license medical and health technologies, to medical and health clinic operating companies. The Company also intends to open, operate and acquire medical and health clinics, if financing is available and the profile of the clinics’ is favorable.

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

Going Concern

The consolidated financial statements for the nine months ended September 30, 2015 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses from operations and is a development stage company.  The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies, except for Revenue Recognition noted below, during the nine months ended September 30, 2015 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The Company also recognizes rental income from the MED-CURE Companies for office space and the use of equipment in connection with long-term leases

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2011	$-

Acquisition of license	6,000,000

Amortization for the period May 8, 2011 through December 31, 2011	(200,000)

Balance December 31, 2011	5,800,000

Amortization for the year ended December 31, 2012	(307,692)

Impairment charge	(5,392,308)

Balance December 31, 2012	100,000

Amortization for the year ended December 31, 2013	(5,552)

Balance December 31, 2013	94,448

Amortization for the year ended December 31, 2014	(5,555)

Balance December 31, 2014	88,893

Amortization for the nine months ended September 30, 2015	(4,167)

Balance; September 30, 2015	$84,726

Amortization expense for the nine months ended September 30, 2015 and 2014 amounted to $4,167 and $4,167, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2015	$1,389
2016	5,555
2017	5,555
2018	5,555
2019	5,555

3.	LOAN RECEIVABLE

On February 3, 2012, LMC loaned $32,000 to Health Clinics of Florida, LLC. On April 9, 2012 and August 10, 2012, LMC advanced an additional $10,500. The unsecured notes are interest free and due June 15, 2013. In the event of default, interest on the outstanding balance accrues at a rate of ten percent (10%) per annum from the date of the default. The manager of Health Clinics of Florida, LLC is a shareholder of the Company. As of June 30, 2015, the Company wrote off the full amount of the receivable reducing the balance to $-0-.

The Company advanced operating funds on a short-term basis to the MED-CURE Companies during the nine months ended September 30, 2015. The Company advanced the MED-CURE Companies $135,000 and received repayments of $80,000. As of September 30, 2015, the MED-CURE Companies owed the Company $55,000.

4.	DEBT

Short-term debt as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Short-term Debt to Related Parties

Unsecured promissory notes, interest free, due June 15, 2015 (1)	$-	$682,200

Unsecured promissory notes, interest @ 10% per annum, due June 15, 2015 (1)	-	75,000

Unsecured promissory note, interest free, due June 30, 2015 (2)	-	193,705

Unsecured promissory note, interest free, due June 15, 2015 (6)	-	100,000
	-	1,050,905
Less: Current portion	-	1,050,905
	$-	$-

	September 30,	December 31,
	2015	2014
Short-term Debt

Unsecured promissory note, interest free, due on demand (3)	$-	$26,000

Secured promissory note, interest @ 12% per annum, due December 15, 2015 (4)	150,000	150,000

Unsecured promissory note, interest @ 10%, due December 15, 2015 (5)	75,000	75,000

Convertible promissory note, interest @ 10% per anum, due April 27, 2016 (7)	100,000	-

Convertible promissory notes, interest @ 12% per anum, due April 28, 2016 and June 8, 2016 (8)	474,366	-
	$799,366	$251,000
Less: Current portion	799,366	251,000
	$-	$-

(1)	During 2012 and 2013, LMC borrowed $757,200 from the Dellinger Fund, of which $75,000 bore interest @ 10% per anum and the balance was interest free. The unsecured notes were due June 15, 2015. At a Board meeting held on April 17, 2015, the Board approved the conversion by the Company of $757,200 principal amount plus accrued interest of $22,275 of Company debt held by the Dellinger Fund into an aggregate of 6,000,000 shares of common stock. The value of the shares was $558,000 based on the closing on the closing price of the stock on April 17th of $0.09. The difference of $221,475 was recorded to Additional Paid-In Capital due to the related party nature of the transaction.

(2)	During the year ended December 31, 2013 and 2014, Saddleworth Ventures LLC (“Saddleworth”), a related party, paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advances are unsecured, interest free and are due June 30, 2016. During the six months ended June 30, 2015, Saddleworth advanced the Company $42,351 and the Company repaid Saddleworth $42,351. At a Board meeting held June 11, 2015, the Board approved the conversion by the Company of $193,705 principal of Company debt held by Saddleworth into an aggregate of 1,210,656 shares of common stock. The value of the shares was $242,000 based on the closing price of the stock on June 11th of $0.20. The difference of $48,426 was recorded to Additional Paid-In Capital due to the related party nature of the transaction.

(3)	On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance. At a Board meeting held on June 11, 2015, the Board approved the conversion by the Company of $26,000 principal of Company debt held by Forbes Investment LLP into an aggregate of 162,500 shares of common stock. The value of the shares was $32,500 based on the closing price of the stock at June 11th of $0.20; a loss on conversion of $6,500 was recognized with this conversion.

(4)	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014. LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to December 15, 2015.

(5)	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before December 15, 2015. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(6)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due April 15, 2015. Saddleworth Ventures had the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. On April 10, 2015, the note was repaid in full. See Note 9.

(7)	On April 27, 2015, the Company issued a convertible promissory note to Jeff Friedrich and received proceeds of $100,000. The promissory note bears interest @ 10% per anum and matures one year from the date of issuance. At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal balance of this note, or any portion of the principal balance hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.20 per share, the fair value of the common stock at the date of issuance.

(8)	On April 28, 2015 and June 8, 2015, the Company issued convertible promissory notes to Ray Meadow and received proceeds of $500,000. The promissory notes bear interest @ 12% per anum and mature one year from the date of issuance. At any time, the holder of the notes, at his sole option, shall have the right to convert the outstanding principal amount of these notes, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.15 per share. The fair value of the common stock at the date of the advance was $0.16, which created a Beneficial Conversion Feature of $40,000; this Beneficial Conversion Feature was recorded as a debt discount and will amortize over the life of the notes. The debt discount as of September 30, 2015, was $29,634. The Company also issued warrants to purchase 500,000 common shares valued at $81,000.

(9)	In April 2015, the Company purchased medical equipment from Dr. Nazmudin Keshwani. The total cost of the laser equipment was $123,000, all of which was paid as of September 30, 2015. The note is interest free.

Interest expense for the nine months ended September 30, 2015 and 2014 amounted to $64,532 and $57,000, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2015	2014
Interest	$46,291	$47,150
Salaries - Officer	-	20,000
Professional fees	48,026	56,421
Other	32,253	4,373
	$126,570	$127,944

6.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the nine months ended September 30, 2015 and 2014.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

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

At a Board meeting held September 8, 2015, our Board approved the issuance of 200,000 shares of common stock, valued at $116,000, for investor relations services.

8.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2015, there were outstanding warrants to purchase 8,000,000 shares. Because of the net loss, the effect of these warrants is anti-dilutive.

9.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed. The warrants expire February 6, 2017. The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions: Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%. The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $20,159 and $118,335 on the Company’s consolidated statement of operations for the nine months ended September 30, 2015 and 2014, respectively.

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

In connection with a financing from Roy Meadow, at a Board of Directors meeting held on April 28, 2015 and June 8, 2015, the Board authorized the issuance to Roy Meadow a five year purchase warrant, expiring April 28, 2020 and June 8, 2020, to purchase 500,000 shares of our common stock, at an exercise price of $0.025.

In connection with the engagement of Emerging Markets consulting LLC for investor relations services, at a Board of Directors meeting held on September 8, 2015, the Board authorized the issuance to Emerging Markets Consulting LLC a five year purchase warrant, expiring September 8, 2020, to purchase 100,000 shares of our common stock, at an exercise price of $0.75.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 to 7 years, a risk free interest rate between 1.39% and 1.72%, a dividend yield of -0- and volatility between 427% and 459%. The fair value of the warrants amounted to $1,083,912, of which $624,159 was expensed during the nine months ended September 30, 2015.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2015	2,400,000	$0.20
Granted	5,600,000	0.10
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending September 30, 2015	8,000,000	$0.13	4.8 years	$3,165,500
Exercisable-period ending September 30, 2015	8,000,000	$0.13	4.8 years	$3,165,500

10.	RELATED PARTY TRANSACTIONS

a)	During the years ended December 31, 2014 and 2013, Saddleworth Ventures LLC paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advance are unsecured, interest free and due June 30, 2016. During the nine months ended September 30, 2015, Saddleworth advanced the Company $42,351 and the Company repaid Saddleworth $42,351. See Note 4 for further information.

b)	During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company. During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000. The majority of these advances are interest free. The Company recorded interest expense for the nine months ended September 30, 2015 and 2014 in the amount of $1,875 and $5,625, respectively, on the advances that were not interest free. See Note 4 for further information.

c)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due June 15, 2015. Saddleworth Ventures had the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. See Note 4 for further information.

d)	Dr. Ronald Moomaw (“Moomaw”), a director of the Company, is the sole owner of the MED-CURE Companies. The Company received 100% of its revenue for the nine months ended September 30, 2015 from the MED-CURE Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant for the purchase of 5,000,000 shares of the Company’s common stock valued @ $465,000, the fair value at the time of issuance.

Moomaw also received consulting fees of $39,600 for the nine months ended September 30, 2015 as part of his management compensation.

e)	The Company advanced operating funds on a short-term basis to the MED-CURE Companies during the nine months ended September 30, 2015. The Company advanced the Med-Cure Companies $135,000 and received repayments of $80,000. As of September 30, 2015, the MED-CURE Companies owe the Company $55,000.

f)	100% of the revenues for the nine months ended September 30, 2015, was received from the MED-CURE Companies, a company owned by Dr. Ronald Moomaw, a director of the Company.

11.	REFUND OF DEPOSIT

On April 10, 2015, the Company received from Dr. Nazmudin Keshwani a refund of the $100,000 deposit made by the Company on February 14, 2014, in connection with the Company’s previous negotiations to acquire the MED-CURE Companies.

12.	MAJOR CUSTOMERS

100% of the revenues for the nine months ended September 30, 2015, was received from the MED-CURE Companies., a company owned 100% by Dr. Ronald Moomaw, a director of the Company.

13.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	During 2015 and 2014, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the nine months ended September 30, 2015 and 2014, consulting services amounted to $111,187 and $67,500, respectively.

b)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Lifestyle will pay Smith minimum compensation of $60K per year. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the nine months ended September 30, 2015, and 2014, payroll-officer amounted to $60,000 and $45,000, respectively. Effective, August 1, 2015, the monthly salary for Smith was increased to 12,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the nine months ended September 30, 2015, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

We have commenced receiving revenues through our management and other agreements with the MedCure Companies. Through our consulting subsidiaries, we plan to continue to identify and enter into management and professional consulting services agreements, and to license medical and health technologies, to medical and health clinic operating companies. We also we intend to open, operate and acquire men’s medical and health clinics, if financing is available and the profile of the clinics’ services is consistent with the types of medical businesses we view as favorable for acquisition.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

During the nine months ended September 30, 2015, we had revenues of $586,483, as compared with revenues of $-0- in the nine months ended September 30, 2014. Primarily due to the management agreements with the MedCure Companies entered into on April 1, 2015. We incurred a net loss of approximately $750,143 for the nine months ended September 30, 2015, as compared to net loss of approximately $405,500 for the nine months ended September 30, 2014. The increase in the net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to higher general and administrative expense of approximately $647,000, and the amortization of warrants of approximately $625,000, offset by an increase in revenues of $586,483 in 2015, compared to no revenues and approximately $230,000 of general and administrative expenses in 2014. The increase in general and administrative expenses is primarily due to additional operating expenses incurred in connection with the MedCure Companies management agreements. Our loss from operations increased from approximately $348,000 in 2014 to approximately $686,000 in 2015 is due to revenues received in 2015, net of higher general and administrative expense and warrant amortization in that period.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

During the three months ended September 30, 2015, we had revenues of $319,500, as compared with revenues of $-0- in the three months ended September 30, 2014. Primarily due to the management agreements with the MedCure Companies entered into on April 1, 2015. We incurred a net loss of approximately $108,400 for the three months ended September 30, 2015, as compared to net loss of approximately $137,400 for the three months ended September 30, 2014. The decrease in the net loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to revenues of $319,500 and higher general and administrative expense of approximately $338,000 in 2015, compared to no revenues and approximately $86,000 of administrative expenses in 2014. The increase in general and administrative expenses is primarily due to additional operating expenses incurred in connection with the MedCure Companies management agreements. Our loss from operations decreased from approximately $125,000 in 2014 to approximately $76,000 in 2015 is due to revenues received in 2015, net of higher general and administrative expense and warrant amortization in that period.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2015, we had total assets of approximately $733,000 compared to total assets of approximately $207,000 at December 31, 2014. Net cash used in operating activities in the nine months ended September 30, 2015 was $345,891, as compared with net cash used in operating activities of $266,023 in 2014; net cash used in investing activities was $100,000 in 2014 and $100,448 in 2015; and net cash generated from financing activities was $346,772 in 2014 and $500,000 in 2015.

At September 30, 2015, we had a working capital deficiency of approximately $407,000.  At September 30, 2015, we had total assets of approximately $733,000, including cash of $53,824. Net cash used in operating activities in the nine months ended September 30, 2015 was $345,891, primarily from the net loss of approximately $750,000 and amortization of warrants of approximately $625,000, offset by an increase in accounts receivable of $310,000. There is no assurance that we will operate profitably in the future.

On April 17, 2015, the Company issued 6,000,000 shares of common stock in conversion of $757,200 principal amount of debt plus accrued interest. In addition, on June 11, 2015 the Company converted $26,000 of outstanding debt into 162,500 shares of common stock, and $193,705 of debt into 1,210,656 shares of common stock.

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

As of September 30, 2015, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2015, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter of our 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item

Date	Title and Amount(1)	Purchaser	Principal Underwriting	Total Offering Price/ Discounts
August 12, 2015	162,000 shares of common stock issued upon conversion of $26,000 of debt.	Private investor.	NA	$26,000/NA

September 24, 2015	200,000 shares of common stock together with a five year purchase warrant, expiring September 8, 2020, to purchase 100,000 shares of our common stock, at an exercise price of $0.75.	Consultant.	NA	$174,000/NA

(1)	The issuances to lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

Item 6.	Exhibits.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: November 23, 2015	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

