Form 10-K
period 2015-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2016-05-16
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

LIFESTYLE MEDICAL NETWORK INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	90-0821766
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,777,686.

Number of shares of Common Stock issued and outstanding as of May 16, 2016: 33,658,257 shares.

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," and the "Company" refer to Lifestyle Medical Network Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media Holdings, Inc. on September 28, 2006. On September 30, 2006, we acquired IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008 “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.

We changed the focus of our business and disposed of three of our Moldova media subsidiaries on February 10, 2011. On December 29, 2011, we completed the sale of our remaining Moldova media subsidiaries and acquired rights to technologies and practices pursuant to an October 5, 2010 License Agreement for operating technologies and processes services related to men’s health within the territory of the continental United States. On February 2, 2012, we acquired the full assignment of rights to this License Agreement. Effective July 31, 2012, the name of our Company was changed from Emerging Media Holdings, Inc. to Lifestyle Medical Network Inc.

Our Business

As of the date of this report, we are focusing our efforts, through our consulting subsidiaries, on contracting to provide management and professional consulting services, and licensing medical and health technologies, to healthcare companies. We also intend to evaluate commencing operation of a management service organization (MSO), which would provide administrative services to physician practices, and to open, operate and acquire medical and health clinics, if financing is available and the profile of the clinic’s services is consistent with the types of medical businesses we view as favorable for acquisition. We have not entered into any further agreements relating to any such new consulting or licensing arrangements, or in the acquisition of any medical or health clinic business.

Medical Management Agreements with Medical Facilities in Houston, Texas

Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of medical clinics in Houston, Texas, purchased, effective April 1, 2015, two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”) that own six medical clinics. In view of the regulatory requirements associated with the operation of this type of medical practice, we believe that the ownership of the MED-CURE Companies by a licensed medical professional with the Company operating as an outside consultant is a preferred structure to that of purchasing the facilities directly.

The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies agreed effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices have been restructured, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties and then subleasing the properties back to the Med-Cure Companies.

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

Recent Developments

Dr. Moomaw on April 21, 2016, acquired an additional clinic in Houston, Texas, which clinic is now operated under the name RCM Total Care Medical PA, PLLC, and has in addition integrated the operations of two other clinics with those of the MED-CURE Companies. The Total Care Clinic and the additional two clinics are managed by Lifestyle Management, pursuant to a management agreements between the Management Company and the clinics for the provision of administrative and business services by the Management Company for the physician practices of the clinics. The clinics will enter into a license agreements with Lifestyle Licensing, for the license of specified protocols and procedures for application in their respective medical practices.

Facilities We Manage and Services Provided

The nine Houston, Texas, medical clinics that we advise on operations through management and professional medical consulting agreements are all walk-in family practice clinics, but do not provide any obstetrics. Each is staffed by either a Doctor of Medicine (M.D.), that is normally board certified in either Family Medicine or Internal Medicine, a Physicians' Assistant (P.A. or P.A.-C) or a Nurse Practitioner. The medical clinics provide a wide range of family health care, including the routine diagnosis and treatment and management of flu, sore throats, diabetes, high blood pressure, etc. as well as pediatric care, gynecology, screenings of various types, specialist referrals, physical exams for life, school, work, immigration, etc. The medical clinics are also equipped to handle minor emergencies such as fractures, cuts and back injuries and to provide physical therapy. Two popular services are weight control and corporate medical services such as industrial medicine and work injuries, drug and alcohol screening. The medical clinics each have an x-ray machine and processor, and lab facilities on premises capable of some blood tests, urinalysis, microscopic examination and EKG. The clinics accept most insurance plans, PPOs, HMOs, Medicaid and Medicare, Workers' Compensation and Personal Injury I Accidents with appropriate Letter of Protection.

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

Competition

The healthcare industry, including the market for outpatient clinic facilities, is competitive. There is competition from other medical and health clinics and individual practitioners in the market areas for the clinics we manage and license, as well as generally from medical practices and hospitals. Competitors may have existing relationships with the medical community which may be superior to ours or to those of our clinics.

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

Audits

Government healthcare program participating healthcare facilities are subject to federal and state audits to validate the accuracy of claims submitted to the government healthcare programs. If these audits identify overpayments, facilities that we advise as manager could be required to make substantial repayments, subject to various administrative appeal rights..

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

Insurance

The clinics with which we have management agreements maintain worker compensation insurance coverage on a claims-made basis and medical professional coverage. Coverage is maintained for general liability and auto claims, a general aggregate for particular classes of claims, and an umbrella policy limit of $5,000,000.

Employees

As of December 31, 2015, we employed seven persons, our Chief Executive Officer, and six staff persons in Houston, Texas.

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

Our operations will depend on the efforts, abilities, and experience of our facilities’ management and medical support personnel, as well as of other professionals. These facilities compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of their business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company formerly leased its offices in Orlando, Florida. The lease expired during 2014. In connection with the transaction with the MED-CURE Companies, the Company entered into a lease agreement with the former owner of the MED-CURE Companies, pursuant to which the Company is leasing the premises occupied by the clinics operated by the MED-CURE Companies from their former owner, and subleasing these premises back to the clinics. Our medical consulting services are managed from the MED-CURE Companies’ offices. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with MED-CURE Companies” for details of these leasing arrangements.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded over-the-counter on OTC Markets Group under the symbol “LMNK”. The following table sets forth, for the periods indicated, the high and low bid prices ($) of our common stock (commencing our recapitalization), as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2014
Quarter Ended March 31, 2014	0.15	0.03
Quarter Ended June 30, 2014	0.35	0.05
Quarter Ended September 30, 2014	0.23	0.05
Quarter Ended December 31, 2014	0.25	0.05
Fiscal Year Ended December 31, 2015
Quarter Ended March 31, 2015	0.095	0.03
Quarter Ended June 30, 2015	0.3	0.05
Quarter Ended September 30, 2015	1.61	0.25
Quarter Ended December 31, 2015	0.62	0.25

Holders

As of April 26, 2016, there were approximately 142 holders of record of our common stock.

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

General

Organization

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media Holdings, Inc. on September 28, 2006. On September 30, 2006, we acquired IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies ("AMG"), and on May 2, 2008 “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.

We changed the focus of our business and disposed of three of our Moldova media subsidiaries on February 10, 2011. On December 29, 2011, we completed the sale of our remaining Moldova media subsidiaries and acquired rights to technologies and practices pursuant to an October 5, 2010 License Agreement for operating technologies and processes services related to men’s health within the territory of the continental United States. On February 2, 2012, we acquired the full assignment of rights to this License Agreement. Effective July 31, 2012, the name of our Company was changed from Emerging Media Holdings, Inc. to Lifestyle Medical Network Inc.

Medical Management Agreements with Houston Medical Facilities

Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of two medical practices in Houston, Texas, purchased the two medical professional associations (the “MED-CURE Companies”), effective April 1, 2015. The MED-CURE Companies were purchased by Dr. Moomaw directly from the owner for a purchase price of $2,500,000, utilizing local bank financing. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies have agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and will receive an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices were restructured, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties and then subleasing the properties back to the Med-Cure Companies.

Dr. Moomaw on April 21, 2016, acquired an additional clinic in Houston, Texas, which clinic is now operated under the name RCM Total Care Medical PA, PLLC, and has in addition integrated the operations of two other clinics with those of the MED-CURE Companies. The Total Care Clinic and the additional two clinics are managed by Lifestyle Management, pursuant to a management agreements between the Management Company and the clinics for the provision of administrative and business services by the Management Company for the physician practices of the clinics. The clinics will enter into a license agreements with Lifestyle Licensing, for the license of specified protocols and procedures for application in their respective medical practices.

Through our subsidiary, Regional Professional Alliance, Inc., a physician’s professional consulting company that provides professional medical consulting services to medical management companies related to matters affecting professional licensure and medical clinic compliance matters for the benefit of clinics managed by Lifestyle Management, we have entered into an agreement with Dr. Moomaw to provide services through Regional Professional Alliance for the benefit of Lifestyle Management related to oversight and professional medical services coordination of the managed clinics which have entered into management services agreements with Lifestyle Management. Through Lifestyle Texas Licensing, LLC (“Lifestyle Licensing”), the Company plans to sublicense to the MED-CURE Companies and RCM Total Care the non-exclusive right to use, and to sublicense the use of, certain patents, trademarks, trade names, service marks, logos, slogans, trade dress, commercial symbols, operational systems, and other intellectual property rights, in connection with operating and managing medical clinics that provide medical services and/or products of a distinctive character and quality, in particular relating to men’s health and weight management.

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

PLAN OF OPERATION

Through our consulting subsidiaries, we plan to contract to provide management and professional consulting services, and to license medical and health technologies, to medical and health clinic operating companies. We are evaluating opening and operating a MSO in the near future, assuming the business outlook would be favorable. We also intend to open, operate and acquire men’s medical and health clinics, if financing is available and the profile of the clinics’ services is consistent with the types of medical businesses we view as favorable for acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

During the year ended December 31, 2015, we had revenues from related parties of $905,983, as compared with revenues of $-0-in the year ended December 31, 2014, and we incurred a net loss of $825,840 in 2015, as compared with a net loss of $489,202 for 2014. The higher net loss in 2015 was principally due to higher total costs and expenses of $1,529,164 in 2015, as compared with total costs and expenses of $429,952 for 2014, an increase of approximately $1.1 million. In 2015, cost of revenue related to management fees was $282,858 and of cost of revenue related to rental income was $203,682, for which the 2014 amounts were $-0- and $-0-, respectively. The increase in expenses in 2015 was due to commencement of medical consulting operations in Houston in April 2015.

Amortization of warrant expense in 2015 was $543,160, compared to $157,780 in 2014. Interest expense incurred in 2015 was $196,159 and general and administrative expense was $499,464, as compared with interest expense of $59,250 and $272,172 in general and administrative expense in 2014.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2015, we had a working capital deficiency of approximately $372,000. At December 31, 2015, we had total assets of approximately $937,000, and had $49,719 of cash. Net cash used in operating activities in 2015 was approximately $471,000; net cash used in investing activities was $154,447; and net cash from financing activities was $675,000 in 2015, reflecting payment of $131,000 of related party loans and short term debt.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2015, we generated revenues of $905,000, incurred total operating expenses of $1,529,164, and had a net loss of $825,840. As of December 31, 2015, we had $49,719 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

December 31, 2015 and 2014

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of

Lifestyle Medical Network, Inc.

We have audited the accompanying consolidated balance sheets of Lifestyle Medical Network, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2015. Lifestyle Medical Network, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Medical Network, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses since inception and will require additional funding to execute its future strategic business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 16, 2016

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$49,719	$163
Accounts receivable-related party	516,868	-
Loan receivable-related party	100,000	-
Deposit on acquisition	-	100,000
Prepaid expenses	53,107	16,000
Total Current Assets	719,694	116,163

Property, plant and equipment - net	134,296	1,767
Intangible assets - net	83,338	88,893
TOTAL ASSETS	$937,328	$206,823

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Short-term debt to related parties	$-	$1,050,905
Short-term notes payable	250,000	251,000
Convertible notes payable,net of $105,935 debt discount	644,065	-
Accounts payable and accrued expenses	197,877	127,944

Total Current Liabilities	1,091,942	1,429,849

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 33,658,257 and 26,085,101 shares issued and 33,658,257 and 26,084,983 shares outstanding at December 31, 2015 and December 31, 2014, respectively	33,659	26,085
Additional paid-in-capital	9,172,696	7,295,255
Accumulated deficit	(9,360,969)	(8,535,129)
Less: Cost of common stock in treasury, -0- and 118 shares at December 31, 2015 and December 31, 2014, respectively	-	(9,237)
Total Stockholders' Deficiency	(154,614)	(1,223,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$937,328	$206,823

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Revenues:
Management fees-related party	$595,500	$-
Rental income-related party	310,483	-
Total revenues	905,983	-

Costs and expenses:
Cost of revenue related to management fees	282,858	-
Cost of revenue related to rental income	203,682	-
Selling, general and administrative expenses	499,464	272,172
Amortization of warrants	543,160	157,780
Total Costs and expenses	1,529,164	429,952

Loss from operations	(623,181)	(429,952)

Other income (expense):
Loss on conversion of debt	(6,500)
Interest expense	(196,159)	(59,250)
Total Other income (expense)	(202,659)	(59,250)

Loss from operations before provision for income taxes	(825,840)	(489,202)

Provision for income taxes	-	-

Net loss	$(825,840)	$(489,202)

Loss per common share-basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	31,173,111	26,061,813

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

		Common Stock		Additional
		Number of		Paid	Accumulated	Treasury
	Total	Shares	Amount	In Capital	Deficit	Stock
Balance, January 1, 2014	$(916,604)	25,835,101	$25,835	$7,112,725	$(8,045,927)	$(9,237)

Issuance of common stock as incentive for debt	25,000	250,000	250	24,750

Amortization of warrants issued for services	157,780			157,780

Net loss for the year ended December 31, 2014	(489,202)				(489,202)

Balance, December 31, 2014	(1,223,026)	26,085,101	26,085	7,295,255	(8,535,129)	(9,237)

Amortization of warrants issued for services	543,160			543,160

Conversion of related party debt	973,180	7,210,656	7,211	965,969

Conversion of debt	26,000	162,500	163	25,837

Loss on conversion of debt	6,500			6,500

Issuance of common stock for services	116,000	200,000	200	115,800

Beneficial conversion feature	229,412			229,412

Cancellation of treasury stock	-			(9,237)		9,237

Net loss for the year ended December 31, 2015	(825,840)				(825,840)

Balance, December 31, 2015	$(154,614)	33,658,257	$33,659	$9,172,696	$(9,360,969)	$-

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(825,840)	$(489,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	129,032	5,555
Depreciation	21,918	900
Amortization of warrants	543,160	157,780
Shares issued for services	116,000	25,000
Loss on conversion of debt	6,500	-
Changes in operating assets and liabilities:
Accounts receivable	(516,868)	-
Other assets	-	6,000
Prepaid expenses	(37,107)	(12,250)
Accounts payable and accrued expenses	92,208	39,634
Net Cash Used In Operating Activities	(470,997)	(266,583)

Cash flows from investing activities:
Deposit on acquisition	-	(100,000)
Refund of deposit	100,000	-
Advances to related party	(180,000)	-
Repayments by related party	80,000	-
Purchase of equipment	(154,447)	-

Net Cash Used In Investing Activities	(154,447)	(100,000)

Cash flows from financing activities:
Proceeds from related parties	-	271,772
Repayment of related party debt	(100,000)	-
Repayment of notes payable	(31,000)	-
Proceeds from note payable	56,000	75,000
Proceeds from convertible note payable	750,000	-

Net Cash Provided by Financing Activities	675,000	346,772

Net increase (decrease) in cash	49,556	(19,811)

Cash and cash equivalents - Beginning of year	163	19,974

Cash and cash equivalents - End of year	$49,719	$163

Supplementary information:

Cash paid for:
Interest	$28,750	$-

Income taxes	$-	$-

Non-cash Investing and Financing Activities

Conversion of related party debt and interest for common stock	$973,180

Conversion of debt for common stock	$26,000

Issuance of common stock for services	$116,000

Beneficial conversion feature	$229,412

Adjustment of treasury stock	$9,237

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Material Agreements

The Company entered management agreements, and have commenced recognizing revenues thereunder, with two medical professional associations located in Houston, Texas, MED-Cure Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”), effective April 1, 2015, which were purchased by Dr. Ronald Moomaw, a director of the Company. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. Under management agreements with the MED-CURE Companies, the Company, through its subsidiary LifeStyle Texas Medical Management, LLC (“LifeStyle Management”), provides organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and receives an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices were restructured, with our real estate subsidiary, LifeStyle Texas Real Estate. LLC, leasing the properties and then subleasing the properties back to the MED-CURE Companies.

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

Going Concern

The consolidated financial statements for the year ended December 31, 2015 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a past history of recurring losses. The Company will require additional funding to execute its future strategic business plan.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has entered into Management agreements with six medical clinics in Houston, Texas. The Company will provide services to the clinic and will receive an agreed percentage of gross revenues of the practice group. Management intends to make further acquisitions of other medical clinics during 2016.

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

Cash and Cash Equivalents

Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased.

Revenue Recognition

The Company records revenue from management fees as services are provided and in accordance with the management agreements with the MedCure Companies. The Company will provide organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising and other management services and will receive an agreed percentage of the gross revenues of MED-CURE Companies, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues.

The Company also recognizes rental income from the MED-CURE Companies for office space and the use of equipment in connection with long-term leases

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. As of December 31, 2015, the Company had no allowance for doubtful accounts.

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

Evaluation of Long-lived Assets

Licenses and property and equipment represent an important component of the Company’s total assets.  The Company amortizes its license and depreciates its plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If an impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value.

Property, Plant, and Equipment

Property, plant, and equipment is stated at historical cost. Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 3 to 5 years as follows:

Computer equipment and related software	3 years

Equipment	5 years

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

Stock-Based Compensation

The Company records as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants and convertible debt.  For the years ended December 31, 2015 and 2014, there were 12,082,400 and 2,400,000 potential common shares, respectively, that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

As of December 31, 2015, there were no financial assets or liabilities that required disclosure.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2013	$94,448

Amortization for the year ended December 31, 2014	(5,555)

Balance December 31, 2014	88,893

Amortization for the year ended December 31, 2015	(5,555)

Balance December 31, 2015	$83,338

Amortization expense for the years ended December 31, 2015 and 2014 amounted to $5,555 and $5,555, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2016	5,555
2017	5,555
2018	5,555
2019	5,555
2020	5,555

3.	LOAN RECEIVABLE-RELATED PARTY

The Company advanced operating funds on a short-term basis to the MedCure Companies during the year ended December 31, 2015. The Company advanced the MedCure Companies $180,000 and received repayments of $80,000. As of December 31, 2015, the MedCure Companies owed the Company $100,000.

4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2015	2014
Equipment	$157,152	$2,705
Accumulated depreciation	(22,856)	(938)
	$180,008	$3,643

Depreciation expense for the years ended December 31, 2015 and 2014 was $21,918 and $900, respectively.

5.	DEBT

Short-term debt for the years ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Short-term Debt to Related Parties

Unsecured promissory note, interest free, due June 15, 2015 (1)	$-	$682,200

Unsecured promissory note, interest @ 10% per per annum, due June 15, 2015 (1)	-	75,000

Unsecured promissory note, interest free, due June 30, 2015 (2)	-	193,705

Unsecured promissory notes, interest free, due June 15, 2015 (6)	-	100,000
	-	1,050,905
Less: Current portion	-	1,050,905
	$-	$-

	December 31,
	2015	2014
Short-term Debt and Convertible Debt

Unsecured promissory note, interest free, due on demand (3)	$-	$26,000

Secured promissory note, interest @ 12% per annum, due June 30, 2016 (4)	150,000	150,000

Unsecured promissory note, interest @ 10%, due June 30, 2016 (5)	75,000	75,000

Convertible promissory note, interest @ 10% per annum, due April 27, 2016 (7)	100,000	-

Convertible promissory note, interest @ 12% per annum, due April 28, 2016 and June 8, 2016 (8)	431,465	-

Convertible promissory note, interest @ 12% per annum, due December 17, 2016 (10)	100,000	-

Convertible promissory note, interest @ 10% per annum, due September 23, 2016 (11)	12,600	-

Unsecured promissory note, interest @ 10% per annum, due May 1, 2016 (12)	25,000	-
	894,065	251,000
Less: Current portion	894,065	251,000
	$-	$-

(1)	During 2012 and 2013, LMC borrowed $757,200 from the Dellinger Fund, of which $75,000 bore interest @ 10% per anum and the balance was interest free. The unsecured notes were due June 15, 2015. At a Board meeting held on April 17, 2015, the Board approved the conversion by the Company of $757,200 principal amount plus accrued interest of $22,275 of Company debt held by the Dellinger Fund into an aggregate of 6,000,000 shares of common stock. The value of the shares was $558,000 based on the closing price of the stock on April 17th of $0.09. The difference of $221,475 was recorded to Additional Paid-In Capital due to the related party nature of the transaction of $221,475 was recorded to Additional Paid-In Capital due to the related party nature of the transaction.

(2)	During the year ended December 31, 2013 and 2014, Saddleworth Ventures LLC (“Saddleworth”), a related party, paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advances are unsecured, interest free and are due June 30, 2016. During the six months ended June 30, 2015, Saddleworth advanced the Company $42,351 and the Company repaid Saddleworth $42,351. At a Board meeting held June 11, 2015, the Board approved the conversion by the Company of $193,705 principal of Company debt held by Saddleworth into an aggregate of 1,210,656 shares of common stock. The value of the shares was $242,000 based on the closing price of the stock on June 11th of $0.20. The difference of $48,426 was recorded to Additional Paid-In Capital due to the related party nature of the transaction.

(3)	On May 13, 2013, LMC borrowed $30,000 from Forbes Investment, LLP. The unsecured note is interest free and payable upon demand. In December 2013, LMC repaid $4,000 against the outstanding balance. At a Board meeting held on June 11, 2015, the Board approved the conversion by the Company of $26,000 principal of Company debt held by Forbes Investment LLP into an aggregate of 162,500 shares of common stock. The value of the shares was $32,500 based on the closing price of the stock at June 11th of $0.20; a loss on conversion of $6,500 was recognized with this conversion.

(4)	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014.LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to June 30, 2016.

(5)	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before June 30, 2016. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(6)	In February 2014, the Company received from Saddleworth Ventures an advance of $100,000 that was used as an initial down payment for an acquisition. The advance is interest free and due April 15, 2015. Saddleworth Ventures had the option to convert the note representing the advance, in whole or in part, into shares of the Company’s common stock at a price of $0.10 per share. On April 10, 2015, the note was repaid in full. See Note 9.

(7)	On April 27, 2015, the Company issued a convertible promissory note to Jeff Friedrich and received proceeds of $100,000. The promissory note bears interest @ 10% per anum and matures one year from the date of issuance. At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal balance of this note, or any portion of the principal balance hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.20 per share, the fair value of the common stock at the date of issuance.

(8)	On April 28, 2015 and June 8, 2015, the Company issued convertible promissory notes to Ray Meadow and received proceeds of $500,000. The promissory notes bear interest @ 12% per anum and mature one year from the date of issuance. At any time, the holder of the notes, at his sole option, shall have the right to convert the outstanding principal amount of these notes, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.15 per share. The fair value of the common stock at the date of the advance was $0.16, which created a Beneficial Conversion Feature of $179,412; this Beneficial Conversion Feature was recorded as a debt discount and will amortize over the life of the notes. The debt discount as of December 31, 2015, was $68,535.

(9)	In April 2015, the Company purchased medical equipment from Dr. Nazmudin Keshwani. The total cost of the laser equipment was $123,000, all of which was paid as of September 30, 2015. The note is interest free.

(10)	On December 17, 2015, the Company issues a convertible promissory note to Alan Wheat and received proceeds of $100,000. The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal amount of the note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.30 per share, the fair value of common stock at the date of issuance.

(11)	On September 22, 2015 and June 8, 2015, the Company issued a convertible promissory note to Steve Carolus and received proceeds of $50,000. The promissory note bears interest @ 10% per anum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of 0.30 per share. The fair value of the common stock at the date of the advance was $0.62, which created a Beneficial Conversion Feature of $50,000; this Beneficial Conversion Feature was recorded as a debt discount and will amortize over the life of the notes. The debt discount as of December 31, 2015, was $37,400.

(12)	On November 12, 2015, the Company executed an unsecured promissory note with John Dubrule and received $25,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before May 1, 2016.

Interest expense for the years ended December 31, 2015 and 2014 amounted to $196,159 and $59,250, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2015	2014
Interest	$68,807	$47,150
Salaries - Officer	1,125	20,000
Professional fees	64,306	56,420
Consulting	48,000	-
Other	15,639	4,374
	$197,877	$127,944

7.	INCOME TAXES

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

There is no U.S. tax provision due to losses from U.S. operations during the years ended December 31, 2015 and 2014.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward in the U.S.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended December 31,
	2015	2014
Current
Federal	$-	$-
Foreign	-	-
	-	-
Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	December 31,
	2015	2014
Book income (loss) from operations	$(280,786)	$(166,329)
Common stock issued for services	39,440	8,415
Warrants issued for services	184,674	53,645
Change in valuation allowance	56,672	104,269
Income tax expense	$-	$-

As of December 31, 2015, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $2.9 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2032. The valuation allowance increased by $56,672 during the year ended December 31, 2015.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	2015	2014
Net operating loss carry forwards (expire through 2032)	$(2,993,531)	$(2,712,745)
Common stock issued for services	56,835	17,395
Warrants issued for services	340,990	156,316
Impairment expense	1,833,385	1,833,385
Total gross deferred tax asset/liabilities	(762,321)	(705,649)

Valuation allowance	762,321	705,649
Net deferred taxes	-	-

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

At the Board meeting held on April 17, 2015, our Board approved the conversion by the Company of $757,200 principal amount plus accrued interest of Company debt held by The Dellinger Fund, into an aggregate of 6,000,000 shares of common stock. The value of the shares was $558,000 based on the closing price of the stock on April 17th of $0.09.The difference of $221,475 was recorded to Additional Paid-In Capital due to the related party nature of the transaction.

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

9.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2015 and 2014, there were 12,082,400 and 2,400,000 potential common shares, respectively. Because of the net loss, the effect of these warrants and convertible debt is anti-dilutive.

10.	WARRANTS

On February 6, 2012, the Company issued warrants as compensation to a third party to purchase 2,400,000 shares of the Company's common stock for services performed. The warrants expire February 6, 2017. The estimated value of the compensatory warrants was determined using the Black Scholes pricing model using the following assumptions: Expected term of 3 years, a risk free interest rate of 0.32%, a dividend yield of -0-% and volatility of 432%. The fair value of the warrant amounted to $479,912 to be amortized over 3 years. The Company recorded an expense of $20,159 and $157,780 on the Company’s consolidated statement of operations for the years ended December 31, 2015 and 2014, respectively.

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

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 to 7 years, a risk free interest rate between 1.39% and 1.72%, a dividend yield of -0- and volatility between 427% and 459%. The fair value of the warrants amounted to $523,001, all of which was expensed during the year ended December 31, 2015.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2015	2,400,000	$0.20	2.1	$600,000
Granted	5,600,000	0.10		2,012,500
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending December 31, 2015	8,000,000	$0.13	4.6 years	$2,612,500
Exercisable-period ending December 31, 2015	8,000,000	$0.13	4.6 years	$2,612,500

11.	RELATED PARTY TRANSACTIONS

a) During the years ended December 31, 2014 and 2013, Saddleworth Ventures LLC paid expenses amounting to $21,933 and $171,772, respectively, on behalf of the Company. These advance are unsecured, interest free and due June 30, 2016. During the years ended December 31, 2015, Saddleworth advanced the Company $42,351 and the Company repaid Saddleworth $42,351. See Note 4 for further information.

b) During the year ended December 31, 2012, the Company received $737,200 in advances from the Dellinger Fund, a shareholder of the Company. During the year ended December 31, 2013, the Dellinger Fund advanced an additional $20,000.  The majority of these advances are interest free.  The Company recorded interest expense for the years ended December 31, 2015 and 2014 in the amount of $1,875 and $7,500, respectively, on the advances that were not interest free.  See Note 4 for further information.

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

d) Dr. Ronald Moomaw (“Moomaw”), a director of the Company, is the sole owner of the MED-CURE Companies. The Company received 100% of its revenue for the years ended December 31, 2015 from the MED-CURE Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant for the purchase of 5,000,000 shares of the Company’s common stock valued @ $465,000, the fair value at the time of issuance.

Moomaw also received consulting fees of $39,600 for the year ended December 31, 2015 as part of his management compensation.

e) The Company advanced operating funds on a short-term basis to the MED-CURE Companies during the year ended December 31, 2015. The Company advanced the Med-Cure Companies $180,000 and received repayments of $80,000. As of December 31, 2015, the MED-CURE Companies owe the Company $100,000.

12.	REFUND OF DEPOSIT

On April 10, 2015, the Company received from Dr. Nazmudin Keshwani a refund of the $100,000 deposit made by the Company on February 14, 2014, in connection with the Company’s previous negotiations to acquire the MED-CURE Companies.

13.	MAJOR CUSTOMERS

100% of the revenues for the year ended December 31, 2015, was received from the MED-CURE Companies, a company owned 100% by Dr. Ronald Moomaw, a director of the Company.

14.	COMMITMENTS AND CONTINGENCIES

Leases

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

Future minimum lease payments and rental income under these agreements are as follows:

Years Ended December 31,
2016	$324,000
2017	348,000
2018	372,000
2019	382,500
2020	96,000
Total	$1,522,500

Rental Expense
Years Ended December 31,
2016	$271,572
2017	271,572
2018	271,572
2019	271,572
2020	67,893
Total	$1,154,181

Rent expense was $203,682 and $33,500 for the years ending December 31, 2015 and 2014, respectively.

Consulting Agreements

a)	During 2015 and 2014, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the years ended December 31, 2015 and 2014, consulting services amounted to $93,687 and $67,500, respectively.

b)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Lifestyle will pay Smith minimum compensation of $60K per year. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the years ended December 31, 2015, and 2014, payroll-officer amounted to $97,500 and $60,000, respectively. Effective August 1, 2015, the monthly salary for Smith was increased to $12,500.

15.	SUBSEQUENT EVENTS

In accordance with ASC855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to the report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2015, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2015, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of as of May 1, 2016.

Name	Age	Title
Christopher P. Smith	52	President and Chief Executive Officer, Secretary, Chief Financial Officer and Director
Adam Sachs	48	Assistant Secretary and Director
Ronald C. Moomaw	62	Director

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Annual Report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, 121 South Orange Ave., Suite 1500, Orlando, FL 32801 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. The Company believes that all such required filings in the fiscal year ended December 31, 2015 have been made, with the exception of those listed below, which were required to be filed in 2012.

Both Mr. Adam Sachs and Dr. Ronald C. Moomaw were appointed as directors on September 30, 2012, and were required to file Form 3’s within 10 days of their appointment. As of the date of this report, neither of these directors has filed the required Form 3.

Code of Ethics

We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company’s Secretary at 121 South Orange Ave., Suite 1500, Orlando, FL 32801. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2013, 2014 and 2015 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher	2013	$60,000							$60,000
Smith,	2014	$60,000							$60,000
CEO	2015	$97,500							$97,500

Stock Options Granted and Exercised in the Year Ended December 31, 2015

No stock option grants were made in the fiscal year ended December 31, 2015.

Director Compensation

Currently, our directors do not receive compensation for serving on our Board of Directors.

Employment Agreements

On June 25, 2012, the Board of Directors of the Company approved, and on July 16, 2012, the President of the Company executed, an Agreement (“Agreement”) with Christopher P. Smith, our Chief Executive Officer. The Agreement was effective July 1, 2012, for an initial term of five years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term.

The Agreement with Mr. Smith (referred to sometimes as the “Executive”) provides for a base salary, as per a 2015 amendment, of $150,000 per year, and provides for incentive payments as established by the Board of Directors and for a performance bonus (“Performance Bonus”) based on the sum of two components, the first of which is as follows:

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

2015 Amendment to Employment Agreement

Effective August 1, 2015, the Board of Directors approved a monthly compensation level of $12,500 (in lieu of $5,000 per month) for Christopher P. Smith, the Chief Executive Officer of the Corporation, pursuant to the Corporation’s 2012 Employment Agreement with Mr. Smith, effective for the balance of the term of the Employment Agreement.

Employee Benefit Plans

We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of April 26, 2016 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 33,658,257 shares of common stock outstanding as of April 26, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Christopher P. Smith (2)	2,473,513	7.35%

James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	13.27%

The Dellinger Fund 121 S. Orange Ave., Suite 1500 Orlando, FL 32801 (2)	11,800,000	35.06%

Nissonis BV 1083 HP Vivaldistraat 52 Amsterdam The Netherlands	3,223,447	9.58%

Ronald C. Moomaw (3)	5,049,999	13.08%

All officers and directors as a group	6,312,856	16.33%

* Less than 1%.

The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given, listed in the above table are c/o Lifestyle Medical Network Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.

Christopher Smith, our Chief Executive Officer, owns 2,473,513 shares of common stock directly and controls The Dellinger Fund, which holds 11,800,000 shares of common stock. Mr. Smith has no equity interest in The Dellinger Fund. Including the holdings of The Dellinger Fund as beneficially owned by Mr. Smith in the above table, due to his control position in The Dellinger Fund, would result in Mr. Smith being deemed to own beneficially 14,273,513 shares of common stock and owning beneficially 42.41% of the outstanding class of common stock, and all officers and directors as a group being deemed to own beneficially 19,323,512 shares of common stock and 49.99% of the outstanding common stock. Mr. Smith disclaims any beneficial ownership in shares of the Company’s common stock held by The Dellinger Fund.

Dr. Ronald C. Moomaw is a member of our board of directors. Dr. Moomaw owns 49,999 shares of common stock directly, and additionally owns beneficially 5,000,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to him May 15, 2015, and expiring May 15, 2022.

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

The leasing arrangements for the properties leased for the clinics’ offices were restructured effective April 1, 2015, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties where the clinics’ offices are located from the former owner of the Med-Cure Companies, and subleasing the properties back to the Med-Cure Companies for a five year term. In connection with the transaction with MedCure, the Company entered into a lease agreement with the former owner of MedCure. In 2015, the Company leased the clinics from the former owner of MedCure for five years with a five year renewal option at a monthly rental of $22,640. The Company also entered into a lease agreement with MedCure whereby MedCure will sublease the clinics from the Company at a monthly rental of $25,500, for a five-year term with a renewal option for an additional five years.

The following table sets forth the estimated differentials in rent paid by Lifestyle Texas Real Estate, LLC to the owner of the properties leased by the MED-CURE Companies in the first year of the leases, and amounts paid in that period under the subleases by the MED-CURE Companies.

Property Location	Monthly Base Rent Payable Under Master Lease by Lifestyle Texas Real Estate, LLC	Monthly Additional Rent Payable (est. subj. to adjustment) under Master Lease by Lifestyle Texas Real Estate, LLC	Subtenant	Monthly Base Rent Payable by Subtenant In Year 1	Monthly Lease Rent Escalation Provisions	Estimated Differential for the full Year 1 between Rent Payable by Lifestyle Texas Real Estate LLC and Subtenant.
Berry Road, Houston Texas	$3,000	$840	Med-Cure Primary Care Physicians PA	$4,500	Monthly rent escalates $500 each year	$7,920
Avenue H, Rosenburg, TX	$4,500	$987	Med-Cure Primary Care Physicians PA	$6,000	Monthly rent escalates $500 each year, with cap of $7,500 per month for yrs. 4 & 5	$6,156
SW Freeway, Houston TX			Med-Cure Primary Care Physicians PA	$7,500	Monthly rent escalates $500 each year, with cap of $9,000 per month for yrs. 4 & 5
	$9,000	$4,313	Med-Cure Anti-Aging and Skin Care PA	$7,500	Monthly rent escalates $500 each year, with cap of $9,000 per month for yrs. 4 & 5	$20,244

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2015 and 2014 by Sadler, Gibb & Associates, LLC for the audit of the Company’s 2015 and 2014 fiscal years.

	2015	2014
Audit Fees	$30,000	$30,000
Audit-related Fees
Tax Fees
All Other Fees

Total Fees	$30,000	$30,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2015.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2015, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during fiscal 2015.

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

LIFESTYLE MEDICAL NETWORK, INC

Date: May 16, 2016	By:	/s/ Christopher Smith
Christopher Smith,
Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on June 10, 2015.

/s/ Christopher Smith
Christopher Smith,
Chief Executive Officer,
Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs,
Director

By:	/s/ Ronald C. Moomaw
Ronald C. Moomaw,
Director