Form 10-Q
period 2016-03-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2016-05-23
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 33,658,257 as of May 2, 2016.

LIFESTYLE MEDICAL NETWORK, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,235	$49,719
Accounts receivable-related party	429,337	516,868
Loan receivable - related party	281,300	100,000
Prepaid expenses	3,920	53,107
Total Current Assets	798,792	719,694

Property, plant and equipment - net	125,609	134,296
Intangible assets - net	81,950	83,338
TOTAL ASSETS	$1,006,351	$937,328

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$297,037	$197,877
Notes payable	274,000	250,000
Convertible notes payable, net of $48,160 and $105,935 debt discount	701,840	644,065
Total Current Liabilities	1,272,877	1,091,942

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 33,658,257 and 33,658,257 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	33,659	33,659
Additional paid-in-capital	9,172,696	9,172,696
Accumulated deficit	(9,472,881)	(9,360,969)
Total Stockholders' Deficiency	(266,526)	(154,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,006,351	$937,328

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Management fees-related party	$216,000	$-
Rental income-related party	103,500	-
Total revenues	319,500	-

Costs and expenses:
Cost of revenue related to management fees	133,963	-
Cost of revenue related to rental income	67,894	-
Selling, general and administrative expenses	168,030	41,900
Amortization of warrants	-	20,158
Total Costs and expenses	369,887	62,058

Loss from operations	(50,387)	(62,058)

Other income (expense):
Other income	25,000	-
Interest expense	(86,525)	(10,125)
Total Other income (expense)	(61,525)	(10,125)

Loss from operations before provision for income taxes	(111,912)	(72,183)

Provision for income taxes	-	-

Net loss	$(111,912)	$(72,183)

Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	33,658,257	26,085,101

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

		Common Stock		Additional
		Number of		Paid	Accumulated	Treasury
	Total	Shares	Amount	In Capital	Deficit	Stock
Balance, January 1, 2015	$(1,223,026)	26,085,101	$26,085	$7,295,255	$(8,535,129)	$(9,237)

Amortization of warrants issued for services	543,160			543,160

Conversion of related party debt	973,180	7,210,656	7,211	965,969

Conversion of debt	26,000	162,500	163	25,837

Loss on conversion of debt	6,500			6,500

Issuance of common stock for services	116,000	200,000	200	115,800

Beneficial conversion feature	229,412			229,412

Cancellation of treasury stock	-			(9,237)		9,237

Net loss for the year ended December 31, 2015	(825,840)				(825,840)

Balance, December 31, 2015	(154,614)	33,658,257	33,659	9,172,696	(9,360,969)	-

Net loss for the three months ended March 31, 2016	(111,912)				(111,912)

Balance, March 31, 2016	$(266,526)	33,658,257	$33,659	$9,172,696	$(9,472,881)	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(111,912)	$(72,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,388	1,390
Depreciation	8,687	225
Amortization of beneficial conversion feature	57,775
Amortization of warrants	-	20,158
Changes in operating assets and liabilities:
Accounts receivable-related party	87,531
Prepaid expenses	49,188	-
Accounts payable and accrued expenses	99,159	50,350
Net Cash Provided by (Used In) Operating Activities	191,816	(60)

Cash flows from investing activities:
Advances to related party	(181,300)	0

Net Cash Used In Investing Activities	(181,300)	-

Cash flows from financing activities:
Proceeds from short-term debt	30,000	-
Repayments of short-term debt	(6,000)	-

Net Cash Provided by Financing Activities	24,000	-

Net decrease in cash	34,516	(60)

Cash and cash equivalents - Beginning of period	49,719	163

Cash and cash equivalents - End of period	$84,235	$103

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2016 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2015 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the period ended March 31, 2016 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company entered into Management agreements with six medical clinics in Houston, Texas. The Company will provide services to the clinic and will receive an agreed percentage of gross revenues of the practice group. Management intends to make further acquisitions of other medical clinics during 2016.

Management believes these acquisitions will be profitable and the cash flows from these operations will enable the Company to fund the operations of the consolidated group over the next twelve months. Therefore, the annual financial statements continue to be prepared on a going concern basis.

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes to these accounting policies during the three months ended March 31, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2015	$88,893

Amortization for the year ended December 31, 2015	(5,555)

Balance December 31, 2015	83,338

Amortization for the three months ended March 31, 2016	1,388

Balance March 31, 2016	$81,950

Amortization expense for the three months ended March 31, 2016 and 2015 amounted to $1,388 and $1,389, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2016	$4,167
2017	5,555
2018	5,555
2019	5,555
2020	5,555

3.	LOAN RECEIVABLE-RELATED PARTY

The Company advanced operating funds on a short-term basis to the MedCure Companies, advances of $180,000 and repayments of $80,000, during the year ended December 31, 2015. During the three months ended March 31, 2016, the Company advanced an additional $181,300. As of March 31, 2016 and December 31, 2015, the MedCure Companies owed the Company $281,300 and $100,000, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
Equipment	$157,152	$157,152
Accumulated depreciation	(31,543)	(22,856)
Property and equipment,net	$125,609	$134,296

Depreciation expense for the three months ended March 31, 2016 and 2015 was $8,687 and $225, respectively.

5.	DEBT

Short-term debt as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Short-term Debt and Convertible Debt

Secured promissory note, interest @ 12%
per annum, due June 30, 2016	$150,000	$150,000

Unsecured promissory note, interest @ 10%,
due June 30, 2016	75,000	75,000

Convertible promissory note, interest @ 10%
per annum, due November 1, 2016	100,000	100,000

Convertible promissory note, interest @ 12%
per annum, due April 28, 2017 and June 8, 2017	476,637	431,465

Convertible promissory note, interest @ 12%
per annum, due December 17, 2016	100,000	100,000

Convertible promissory note, interest @ 10%
per annum, due September 23, 2016	25,203	12,600

Unsecured promissory note, interest @ 10%
per annum, due November 1, 2016	25,000	25,000

Unsecured promissory note, interest @ 10%
per annum, due August 15,2016 (1)	24,000	-
	975,840	894,065
Less: Current portion	975,840	894,065
	$-	$-

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before August 15, 2016. The Company paid $6,000 against the note in March 2016 and an additional $6,000 in May 2016.

Interest expense for the three months ended March 31, 2016 and 2015 amounted to $86,525 and $10,125, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2016	2015
Interest	$97,557	$68,807
Salaries - Officer	-	1,125
Professional fees	99,986	64,306
Consulting	76,800	48,000
Other	22,694	15,639
	$297,037	$197,877

7.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2016, there were 10,065,525 potential common shares. Because of the net loss, the effect of these warrants and convertible debt is anti-dilutive.

8.	WARRANTS

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2016	8,000,000	$0.13	4.6 years	$2,612,500
Granted	-	0.00
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending March 31, 2016	8,000,000	$0.13	4.3 years	$87,500
Exercisable-period ending March 31, 2016	8,000,000	$0.13	4.3 years	$87,500

9.	RELATED PARTY TRANSACTIONS

a)	Dr. Ronald Moomaw (“Moomaw”), a director of the Company, is the sole owner of the MED-CURE Companies. The Company received 100% of its revenue for the years ended December 31, 2015 from the MED-CURE Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant for the purchase of 5,000,000 shares of the Company’s common stock valued @ $465,000, the fair value at the time of issuance.

Moomaw also received consulting fees of $28,800 and $-0- for the three months ended March 31, 2016 and 2015, respectively, as part of his management compensation.

b)	The Company advanced operating funds on a short-term basis to the MED-CURE Companies during the three months ended March 31, 2016 and the year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, the MED-CURE Companies owe the Company $281,300 and $100,000, respectively.

10.	MAJOR CUSTOMERS

100% of the revenues for the three months ended March 31, 2016, was received from the MED-CURE Companies., a company owned 100% by Dr. Ronald Moomaw, a director of the Company.

11.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	During 2015 and 2014, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the three months ended March 31, 2016 and 2015, consulting services amounted to $74,050, of which $28,600 represents amounts to a related party, and $-0-, respectively.

b)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Effective August 1, 2015, the monthly salary for Smith was increased to $12,500. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the three months ended March 31, 2016, and 2015, payroll-officer amounted to $37,500 and $15,000, respectively.

12.	SUBSEQUENT EVENTS

On May 16, 2016, the Company amended its loan agreements with Roy Meadows(“Meadows”). The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2017 and June 8, 2017, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $308,000 and $307,520, respectively.

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share.

The Company will issue a warrant to Meadows to purchase 1,059,564 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consists of a bonus warrant of 500,000 shares and a renewal warrant of 559,564 shares.

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

Recent Developments

Dr. Ronald Moomaw, a director of the Company and a licensed physician in the State of Texas, who had been assisting the Company in evaluating the acquisition by the Company of two medical practices in Houston, Texas, purchased the two medical professional associations (the “MED-CURE Companies”), effective April 1, 2015, for a purchase price of $2,500,000, utilizing local bank financing. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. The MED-CURE Companies agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”), has provided organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and receives an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices were restructured, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties and then subleasing the properties back to the Med-Cure Companies.

Dr. Moomaw on April 21, 2016, acquired an additional clinic in Houston, Texas, which clinic is now operated under the name RCM Total Care Medical PA, PLLC, and has in addition integrated the operations of two other clinics with those of the MED-CURE Companies. The Total Care Clinic and the additional two clinics are managed by Lifestyle Management, pursuant to management agreements between the Lifestyle Management and the clinics for the provision of administrative and business services by the Management Company for the physician practices of the clinics. The clinics will enter into license agreements with Lifestyle Licensing, for the license of specified protocols and procedures for application in their respective medical practices.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to these accounting policies during the three months ended March 31, 2016, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

During the three months ended March 31, 2016, we had revenues from related parties of $319,500 , as compared with revenues of $-0-in the three months ended March 31, 2015, and we incurred a net loss of $111,912 in 2016, as compared with a net loss of $72,183 for 2015. The higher net loss in 2016 was principally due to higher total costs and expenses of $369,887 in 2016, as compared with total costs and expenses of $62,058 for 2015, an increase of approximately $0.3 million. In 2016, cost of revenue related to management fees was $133,963 and of cost of revenue related to rental income was $67,894 , for which the 2015 amounts were $-0- and $-0-, respectively, and amortization of warrant expense in 2016 was $-0- , compared to $20,158 in 2015. Interest expense incurred in 2016 was $86,525 and general and administrative expense was $168,030, as compared with interest expense of $10,125 and $41,900 in general and administrative expense in 2015. The increase in cost of revenue and general and administrative expense in 2016 was due to commencement of medical consulting operations in Houston in April 2015.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 2016, we had total assets of $1,006,351 compared to total assets of $937,328 at December 31, 2015. Net cash provided by operating activities in the three months ended March 31, 2016 was $191,816, as compared with net cash used in operating activities of $60 in 2015; net cash provided by investing activities was $181,300 in 2016 and $-0- in 2015; and net cash generated from financing activities was $24,000 in 2016 and $-0- in 2015.

At March 31, 2016, we had a working capital deficiency of $474,085.  At March 31, 2016, we had total assets of $1,006,351, including cash of $84,235. In 2016 we had revenues of $319,500, and incurred a net loss of $111,912. There is no assurance that we will operate profitably in the future.

On April 17, 2015, the Company issued 6,000,000 shares of common stock in conversion of $757,200 principal amount of debt plus accrued interest. In addition, the Company on June 11, 2015 the Company converted $26,000 of outstanding debt into 162,500 shares of common stock, and $193,705 of debt into 1,210,656 shares of common stock.

The Company has financed its operations in part with issuances of convertible debt to private investors.

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

On April 28, 2015 and June 8, 2015, the Company issued convertible promissory notes to a private investor and received proceeds of $500,000. The promissory notes bear interest at 12% per annum and mature one year from the date of issuance. At any time, the holder of the notes, at his sole option, shall have the right to convert the outstanding principal amount of these notes, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.15 per share. Both notes were renewed effective May 16, 2016, on terms described in Item 5 below.

On April 27, 2015, the Company issued a convertible promissory note to Jeff Friedrich and received proceeds of $100,000. The promissory note bears interest at 10% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal balance of this note, or any portion of the principal balance hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.20 per share.

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

On December 17, 2015, the Company issued a convertible promissory note to Alan Wheat and received proceeds of $100,000. The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal amount of the note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.30 per share.

On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before August 15, 2016. The Company paid $6,000 against the note in March 2016 and an additional $6,000 in May 2016.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.   Controls and Procedures.

As of March 31, 2016, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended March 31, 2016, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter of our 2016 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
May 16, 2016	Renewal convertible 10% promissory notes in the principal amounts of $308,000 and $307,519.94, due in one year, convertible into shares of common stock of the Company at a conversion price of $0.10 per share.	Private investor.	NA	$315,519.94/NA
May 16, 2016	Five-year common stock purchase warrant to purchase 1,059,564 shares of common stock of the Company, at an exercise price of $.025 per share, issued in connection with the renewal notes in the aggregate principal amount of $615,519.94.	Private investor.	NA	$-0-/NA

Item 5.   Other Information.

Renewal Agreement for Outstanding Promissory Notes

The Company is party to two convertible notes (“Notes”) with the same lender, each in the original principal amount of $250,000, the first Note issued April 28, 2015 with a Maturity Date of April 28, 2016, and the second Note dated June 8, 2015 with a Maturity Date of June 8, 2016.

Pursuant to an agreement with the lender (the “Renewal Agreement”), dated May 16, 2016, the maturity date of each Note was extended for one year, to April 28, 2017 and June 8, 2017, respectively. The Company paid a renewal fees of 10% of the outstanding balance of each Note as of its original maturity date (each a “Renewal Fee”), of $28,000 (resulting in an outstanding balance of $308,000 on the first Note’s maturity date, April 28, 2017) and $27,956.36 (resulting in an outstanding balance of $307,519.94 on the second Note’s maturity date, June 8, 2016), which renewal fees will accrue interest under extended terms of the Notes. Under the Renewal Agreement, the conversion price of the Notes was reset to $.10, from $.15.

As part of the overall Renewal Fee, the exercise price of the bonus common stock purchase warrants (“Bonus Warrant”) to purchase 500,000 shares of common stock which were provided to be issued in connection with the issuance of the Notes was reset to $.025 per share and such Bonus Warrant was issued, exercisable for a five-year term commencing May 16, 2016. In addition to the Renewal Fee for each Note, a five-year renewal fee warrant (“Renewal Warrant”) was issued for the two Notes, which warrant included a “cashless” exercise feature: for the renewal of the Note dated April 28, 2015, the quantity of shares issuable under the Renewal Warrant was 280,000 shares, and for the Note dated June 8, 2015, 279,564 shares, the total quantity of shares issuable under the Renewal Warrant being 559,564 shares. The total of the Renewal Warrant shares and Bonus Warrant shares, exercisable over five years from May 16, 2016 at $.025 per share, was 1,059,564 shares (559,564 Renewal Warrant shares plus 500,000 Bonus Warrant shares).

THE DISCUSSION ABOVE IS A SUMMARY OF THE TERMS OF THE AGREEMENT GOVERNING RENEWAL OF THE NOTES REFERENCED THEREIN. REFERENCE IS MADE TO THE CONVERTIBLE PROMISSORY NOTE AMENDMENT FILED WITH THIS REPORT AS AN EXHIBIT FOR THE COMPLETE TERMS REGARDING THE RENEWAL AGREEMENT DISCUSSED ABOVE.

Item 6.   Exhibits.

10.15	Convertible Promissory Note Amendment, dated May 16, 2016, between the Company and Roy Meadows.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: May 23, 2016	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

