Form 10-Q
period 2016-06-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2016-08-23
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 33,958,257 as of August 22, 2016.

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

The results of operations for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,147	$49,719
Accounts receivable-related party	516,100	516,868
Loan receivable-related party	610,181	100,000
Prepaid expenses	18,250	53,107
Total Current Assets	1,171,678	719,694

Property, plant and equipment - net	376,861	134,296
Intangible assets - net	80,562	83,338
TOTAL ASSETS	$1,629,101	$937,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,665	$197,877
Notes payable	531,000	250,000
Convertible notes payable, net of $387,012 and $105,935 debt discount	728,508	644,065

Total Current Liabilities	1,561,173	1,091,942

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock, $.001 par value, 200,000,000 shares authorized; 33,958,257 and 33,658,257 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33,959	33,659
Additional paid-in-capital	9,702,517	9,172,696
Accumulated deficit	(9,668,548)	(9,360,969)
Total Stockholders' Equity (Deficiency)	67,928	(154,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,629,101	$937,328

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Management fees-related party	$351,750	$163,500	$567,750	$163,500
Rental income-related party	110,250	103,483	213,750	103,483
Total revenues	462,000	266,983	781,500	266,983

Costs and expenses:
Cost of revenue related to management fees	170,644	29,784	304,607	29,784
Cost of revenue related to rental income	67,894	68,020	135,788	68,020
Selling, general and administrative expenses	161,484	169,253	329,514	211,152
Amortization of warrants	80,000	547,176	80,000	567,335
Total Costs and expenses	480,022	814,233	849,909	876,291

Loss from operations	(18,022)	(547,250)	(68,409)	(609,308)

Other income (expense):
Loss on extinguishment of debt	(61,697)	-	(61,697)	-
Other income	-	-	25,000	-
Interest expense	(115,948)	(22,325)	(202,473)	(32,450)
Total Other income (expense)	(177,645)	(22,325)	(239,170)	(32,450)

Loss from operations before provision for income taxes	(195,667)	(569,575)	(307,579)	(641,758)

Provision for income taxes	-	-	-	-

Net loss	$(195,667)	$(569,575)	$(307,579)	$(641,758)

Loss per common share-basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	33,707,708	31,331,948	33,682,982	28,723,019

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(307,579)	$(641,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,776	7,061
Depreciation	32,435	6,912
Loss on extinguishment of debt	61,697
Stock-based compensation	22,000	-
Amortization of warrants	80,000	567,335
Amortization of beneficial conversion feature	145,044	-
Changes in operating assets and liabilities:
Accounts receivable	768	(177,000)
Prepaid expenses	36,857	16,000
Accounts payable and accrued expenses	157,611	(18,758)
Net Cash Provided by (Used In) Operating Activities	231,609	(240,208)

Cash flows from investing activities:
Refund of deposit	-	100,000
Advances to related party	(775,181)	(135,000)
Repayments by related party	265,000	80,000
Purchase of equipment	-	(112,743)
Net Cash Used In Investing Activities	(510,181)	(67,743)

Cash flows from financing activities:
Proceeds from related parties	-	42,351
Repayment of related party debt	-	(142,351)
Repayment of short-term debt	(24,000)	-
Proceeds from short-term debt	280,000	600,000
Net Cash Provided by Financing Activities	256,000	500,000

Net increase (decrease) in cash	(22,572)	192,049

Cash and cash equivalents - Beginning of period	49,719	163

Cash and cash equivalents - End of period	$27,147	$192,212

Supplementary information:

Cash paid for:
Interest	$-	$28,750

Income taxes	$-	$-

Non-cash Investing and Financing Activities

Conversion of debt and interest for common stock	$-	$999,180

Equipment purchased with note payable	$275,000	$-

Issuance of common stock for services	$-	$-

Beneficial conversion feature	$426,121	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2016 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2015 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the period ended June 30, 2016 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and is a development stage company. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes to these accounting policies during the six months ended June 30, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2015	$88,893

Amortization for the year ended December 31, 2015	(5,555)

Balance December 31, 2015	83,338

Amortization for the six months ended June 30, 2016	2,776

Balance June 30, 2016	$80,562

Amortization expense for the six months ended June 30, 2016 and 2015 amounted to $2,776 and $2,778, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2016	2,779
2017	5,555
2018	5,555
2019	5,555
2020	5,555

3.	LOAN RECEIVABLE-RELATED PARTY

The Company advanced operating funds on a short-term basis to the MedCure Companies during the year ended December 31, 2015. The Company advanced the MedCure Companies $180,000 and received repayments of $80,000. During the six months ended June 30, 2016, the Company advanced an additional $775,181 and received repayments of $265,000. As of June 30, 2016 and December 31, 2015, the MedCure Companies owed the Company $610,181 and $100,000, respectively.

4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2016	2015
Equipment	$432,152	$157,152
Accumulated depreciation	55,291	22,856
	$376,861	$134,296

Depreciation expense for the six months ended June 30, 2016 and 2015 was $32,435 and $6,912, respectively.

5.	DEBT

Short-term debt as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Short-term Debt

Secured promissory note, interest @ 12% per annum, due December 31, 2016	$150,000	$150,000

Unsecured promissory note, interest @ 10%, due December 31, 2016	75,000	75,000

Convertible promissory note, interest @ 10% per annum, due November, 2016	100,000	100,000

Convertible promissory note, interest @ 12% per annum, due April 28, 2017 and June 8, 2017 (2)	255,746	431,465

Convertible promissory note, interest @ 12% per annum, due December 17, 2016	100,000	100,000

Convertible promissory note, interest @ 10% per annum, due September 23, 2016	38,355	12,600

Unsecured promissory note, interest @ 10% per annum, due November 1, 2016	25,000	25,000

Unsecured promissory note, interest @ 10% per annum, due August 15, 2016 (1)	6,000	-

Secured promissory note, interest @ 6% per anum due April 1, 2017 (4)	275,000	-

Convertible promissory note, interest @ 12% per annum, due June 13, 2017 (3)	234,407	-
	1,259,508	894,065
Less: Current portion	1,259,508	894,065
	$-	$-

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before August 15, 2016. The Company paid $24,000 against the note as of June 30, 2016 and an additional $6,000 in July 2016.

(2)	On May 16, 2016, the Company amended its loan agreements with Roy Meadows (“Meadows”). The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2017 and June 8, 2017, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $308,000 and $307,520, respectively.

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a Beneficial Conversion Feature of $409,766, the Beneficial Conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of June 30, 2016 was $359,433.

The Company performed an analysis under ASC 470-50 criteria to determine if the note extension agreement falls under debt modification or debt extinguishment criteria. The Company revalued the warrants issued and agreed the additional consideration, extended maturity dates and interest to the extended agreement. The Company deems that based on the analysis performed, debt extinguishment does exist and recorded loss on debt extinguishment in the amount of $61,697.

(3)	On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000.The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share.

(4)	On April 1, 2017, the Company issued a secured promissory note to Emile Fares, M,D, (the “Payee”) and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest @ 6% per anum and matures one year from the date issuance. A payment of $75,000 is due October 1, 2016 and the balance due on the maturity date. The note is secured by all collections received by LifeStyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totoalcare Medical PA.

Interest expense for the six months ended June 30, 2016 and 2015 amounted to $63,170 and $32,450, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2016	2015
Interest	$72,413	$68,807
Salaries - Officer	-	1,125
Professional fees	96,901	64,306
Consulting	118,800	48,000
Other	13,551	15,639
	$301,665	$197,877

7.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2016, there were 10,820,621 potential common shares. Because of the net loss, the effect of these potential common shares is anti-dilutive.

8.	WARRANTS

On April 1, 2016, the Company issued a warrant to Harcharan Narang M.D. to purchase 800,000 shares of the Company’s at an exercise price of $0.20 per share. The warrant was issued in connection with services provided to the Company. The fair value of the warrant was $80,000, all of which was expensed during the six months ended June 30, 2016.

On May 16, 2016, the Company issued a warrant to Roy Meadows to purchase 1,059,564 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consist of a bonus warrant of 500,000 shares and a renewal warrant of 559,564 shares issued in connection with the extension of two Meadows’ notes. The fair value of the warrants amounted to $112,555, of which $13,877 was expensed as interest during the six months ended June 30, 2016.

On June 30, 2016, the Company issued a warrant to Roy Meadows to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrant was issued in connection with a financing provided to the Company. The fair value of the warrant was $16,355, of which $762 was expensed during the six months ended June 30, 2016.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 to 7 years, a risk free interest rate between 1.39% and 1.72%, a dividend yield of -0- and volatility between 427% and 459%. The fair value of the warrants amounted to $208,910.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2016	8,000,000	$0.13	4.6
Granted	2,109,564	0.16	5.0
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending June 30, 2016	10,109,564	$0.12	4.8 years	$63,339
Exercisable-period ending June 30, 2016	10,109,564	$0.12	4.8 years	$63,339

9.	RELATED PARTY TRANSACTIONS

a) Dr. Ronald Moomaw (“Moomaw”), a director of the Company, is the sole owner of the MED-CURE Companies. The Company received a majority of its revenue for the six months ended June 30, 2016 from the MED-Cure Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant for the purchase of 5,000,000 shares of the Company’s common stock valued @ $465,000, the fair value at the time of issuance.

Moomaw also received consulting fees of $70,800 and $10,800 for the six months ended June 30, 2016 and 2015, respectively, as part of his management compensation.

b) The Company advanced operating funds on a short-term basis to the MED-CURE Companies and received payments during the six months ended June 30, 2016 and the year ended December 31, 2015. As of June 30, 2016 and December 31, 2015, the MED-CURE Companies owe the Company $610,181 and $100,000, respectively.

10.	COMMON STOCK

On June 15, 2016, the Company issued 100,000 shares of the Company’s common stock to LKB Partners LLC in connection with a service agreement with the Company. The fair value of the common stock issued was $8,000, of which $6,000 was expensed during the six months ended June 30, 2016.

On June 15, 2016, the Company issued 200,000 shares of the Company’s common stock to Harcharan Narang M.D. in connection with a service agreement with the Company. The fair value of the common stock issued was $16,000, all of which was expensed during the six months ended June 30, 2016.

11.	MAJOR CUSTOMERS

100% of the revenues for the six months ended June 30, 2016, was received from companies owned 100% by Dr. Ronald Moomaw, a director of the Company.

12.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	During 2015 and 2014, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the six months ended June 30, 2016 and 2015, consulting services amounted to $87,501 and $71,987, respectively.

b)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Effective August 1, 2015, the monthly salary for Smith was increased to $12,500. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the six months ended June 30, 2016, and 2015, payroll-officer amounted to $75,000 and $30,000, respectively.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to these accounting policies during the six months ended June 30, 2016, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

During the three months ended June 30, 2016, we had revenues from related parties of $ 462,000, as compared with revenues of $266,983 in the three months ended June 30, 2015, and we incurred a net loss of $195,667 in 2016, as compared with a net loss of $569,575 for 2015. The higher net loss in 2015 was principally due to higher total costs and expenses of $814,233 in 2015, as compared with total costs and expenses of $378,022 for 2016, an increase of approximately $0.5 million. The increase is primarily due to the amortization of warrants of $547,176 in 2015. In 2016, cost of revenue related to management fees was $170,644 and of cost of revenue related to rental income was $67,894, for which the 2015 amounts were $29,784 and $68,020, respectively, and amortization of warrant expense in 2016 was $80,000, compared to $547,176 in 2015. Interest expense incurred in 2016 was $115,948 and general and administrative expense was $161,484, as compared with interest expense of $22,325 and $169,253 in general and administrative expense in 2015. The increase in cost of revenue and general and administrative expense in 2016 was due to commencement of medical consulting operations in Houston in April 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

During the six months ended June 30, 2016, we had revenues from related parties of $781,500, as compared with revenues of $266,983 in the six months ended June 30, 2015, and we incurred a net loss of $307,579 in 2016, as compared with a net loss of $641,758 for 2015. The higher net loss in 2015 was principally due to higher total costs and expenses of $876,291 in 2015, as compared with total costs and expenses of $849,909 for 2016. In 2016, cost of revenue related to management fees was $304,607 and of cost of revenue related to rental income was $135,788, for which the 2015 amounts were $29,784 and $68,020, respectively, and amortization of warrant expense in 2016 was $80,000, compared to $567,335 in 2015. Interest expense incurred in 2016 was $202,473 and general and administrative expense was $329,514, as compared with interest expense of $32,540 and $211,152 in general and administrative expense in 2015. The increase in cost of revenue and general and administrative expense in 2016 was due to commencement of medical consulting operations in Houston in April 2015.

The Company has financed its operations in 2016 in part with issuances of convertible debt to private investors.

On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before August 15, 2016. The Company paid $6,000 against the note in March 2016 and an additional $6,000 in May 2016.

On May 16, 2016, the Company amended its loan agreements with Roy Meadows (“Meadows”). The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2017 and June 8, 2017, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $308,000 and $307,520, respectively.

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a Beneficial Conversion Feature of $409,766, the Beneficial Conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of June 30, 2016 was $359,433.

On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share.

On April 1, 2017, the Company issued a secured promissory note to Emile Fares, M,D, (the “Payee”) and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest @ 6% per anum and matures one year from the date issuance. A payment of $75,000 is due October 1, 2016 and the balance due on the maturity date. The note is secured by all collections received by LifeStyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totoalcare Medical PA.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of June 30, 2016, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended June 30, 2016, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter of our 2016 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Total Offering Price/
			Principal	Underwriting
Date	Title and Amount(1)	Purchaser	Underwriter	Discounts
June 13, 2016	8% Promissory Note in the principal amount of $250,000, due June 13, 2017, convertible into Common Stock at a conversion price of $.15 per share.	Private investor.	NA	$250,000/NA

Item 6.    Exhibits.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: August 23, 2016	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

