Form 10-Q
period 2016-09-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2016-11-21
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 33,958,257 as of November 18, 2016.

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

The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$150,869	$49,719
Accounts receivable-related party	572,850	516,868
Accounts receivable	5,733	-
Loan receivable-related party	677,560	100,000
Prepaid expenses	311,336	53,107
Total Current Assets	1,718,348	719,694

Property, plant and equipment - net	353,213	134,296
Other assets	242,525	-
Intangible assets - net	79,174	83,338
TOTAL ASSETS	$2,393,260	$937,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$266,515	$197,877
Notes payable	525,000	250,000
Convertible notes payable,net of $257,055 and $105,935 debt discount	858,465	644,065

Total Current Liabilities	1,649,980	1,091,942

LONG-TERM LIABILITIES:
Convertible notes payable,net of $7,488 debt discount	42,512	-

Total Liabilities	1,692,492	1,091,942

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 200,000,000 shares authorized; 33,958,257 and 33,658,257 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	33,959	33,659
Additional paid-in-capital	10,194,495	9,172,696
Accumulated deficit	(9,527,686)	(9,360,969)
Total Stockholders' Equity (Deficiency)	700,768	(154,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,393,260	$937,328

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Management fees-related party	$367,500	$216,000	$935,250	$379,500
Management fees	195,339	-	195,339	-
Rental income-related party	112,500	103,500	326,250	206,983
Total revenues	675,339	319,500	1,456,839	586,483

Costs and expenses:
Cost of revenue related to management fees	202,613	108,251	507,220	138,035
Cost of revenue related to rental income	67,894	67,894	203,682	135,914
Selling, general and administrative expenses	135,509	161,658	465,023	372,810
Amortization of warrants	(32,611)	58,000	47,389	625,335
Total Costs and expenses	373,405	395,803	1,223,314	1,272,094

Income (loss) from operations	301,934	(76,303)	233,525	(685,611)

Other income (expense):
Loss on extinguishment of debt	-	-	(61,697)	-
Other income	-	-	25,000	-
Interest expense	(161,072)	(32,082)	(363,545)	(64,532)
Total Other income (expense)	(161,072)	(32,082)	(400,242)	(64,532)

Income (loss) from operations before provision for income taxes	140,862	(108,385)	(166,717)	(750,143)

Provision for income taxes	-	-	-	-

Net income (loss)	$140,862	$(108,385)	$(166,717)	$(750,143)

Income (loss) per common share-basic	$0.00	$(0.00)	$(0.01)	$(0.02)

Income (loss) per common share- diluted	$0.00	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic	33,958,257	33,506,609	33,775,410	32,849,658

Weighted average common shares outstanding - diluted	45,441,075	33,506,609	33,775,410	32,849,658

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(166,717)	$(750,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	4,164	18,534
Depreciation	56,083	17,632
Loss on extinguishment of debt	61,697
Stock-based compensation	24,000	116,000
Amortization of debt discount	254,095	625,335
Changes in operating assets and liabilities:
Accounts receivable	(61,715)	(310,000)
Prepaid expenses	79,247	(84,150)
Accounts payable and accrued expenses	127,856	20,901
Net Cash Provided by (used in) Operating Activities	378,710	(345,891)

Cash flows from investing activities:
Refund of deposit	-	100,000
Advances to related party	(842,560)	(135,000)
Repayments by related party	265,000	80,000
Purchase of equipment	-	(145,448)
Net Cash Used In Investing Activities	(577,560)	(100,448)

Cash flows from financing activities:
Proceeds from related parties	-	42,351
Repayment of related party debt	-	(142,351)
Repayment of short-term debt	(30,000)	-
Proceeds from short-term debt	330,000	600,000
Net Cash Provided by Financing Activities	300,000	500,000

Net change in cash	101,150	53,661

Cash and cash equivalents - Beginning of period	49,719	163

Cash and cash equivalents - End of period	$150,869	$53,824

Supplementary information:

Cash paid for:
Interest	$-	$28,750

Income taxes	$-	$-

Non-cash Investing and Financing Activities

Conversion of debt and interest for common stock	$-	$999,180

Equipment purchased with notes payable	$275,000	$-

Issuance of common stock for services	$-	$116,000

Beneficial conversion feature	$418,099	$40,000

Issuance of warrants for prepaid services	$580,000	$-

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2016 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network, Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2015 was derived from audited financial statements of the Company.

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

Material Agreements

The Company entered management agreements, and have commenced recognizing revenues thereunder, with two medical professional associations located in Houston, Texas, MED-Cure Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”), effective April 1, 2015, which were purchased by Dr. Ronald Moomaw, a director of the Company. The MED-CURE Companies between them operate six medical clinics in Houston, of which four are primary care clinics and two are skin care clinics. Under management agreements with the MED-CURE Companies, the Company, through its subsidiary LifeStyle Texas Medical Management, LLC (“LifeStyle Management”), provides organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising, office space, equipment supplies and other management services and receives an agreed percentage of the gross revenues of the practice group, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the monthly payments do not result in an event of default under the acquisition financing documents for the MED-CURE Companies. The leasing arrangements for the properties leased for the MED-CURE Companies’ clinics’ offices were restructured, with our real estate subsidiary, LifeStyle Texas Real Estate. LLC leasing the properties and then subleasing the properties back to the MED-CURE Companies.

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

Going Concern

The consolidated financial statements for the period ended September 30, 2016 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations and is a development stage company. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes to these accounting policies during the nine months ended September 30, 2016 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2015	$88,893

Amortization for the year ended December 31, 2015	(5,555)

Balance December 31, 2015	83,338

Amortization for the nine months ended September 30, 2016	(4,164)

Balance September 30, 2016	$79,174

Amortization expense for the nine months ended September 30, 2016 and 2015 amounted to $4,164 and $4,165, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

Year Ending	Amortization
December 31,	Expense
2016	1,391
2017	5,555
2018	5,555
2019	5,555
2020	5,555

3.	LOAN RECEIVABLE-RELATED PARTY

The Company advanced operating funds on a short-term basis to the MedCure Companies during the year ended December 31, 2015. The Company advanced the MedCure Companies $180,000 and received repayments of $80,000. During the nine months ended September 30, 2016, the Company advanced an additional $842,560 and received repayments of $265,000. As of September 30, 2016 and December 31, 2015, the MedCure Companies owed the Company $677,560 and $100,000, respectively.

4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015
Equipment	$432,152	$157,152
Accumulated depreciation	78,939	22,856
	$353,213	$134,296

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $56,083 and $16,632, respectively.

5.	DEBT

Short-term debt as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Short-term Debt

Secured promissory note, interest @ 12% per annum, due June 30, 2016	$150,000	$150,000

Unsecured promissory note, interest @ 10%, due June 30, 2016	75,000	75,000

Convertible promissory note, interest @ 10% per annum, due April 2, 2016	100,000	100,000

Convertible promissory note, interest @ 12% per annum, due April 28, 2017 and June 8, 2017 (2)	358,465	431,465

Convertible promissory note, interest @ 12% per annum, due December 17, 2016	100,000	100,000

Convertible promissory note, interest @ 10% per annum, due September 23, 2016	50,000	12,600

Unsecured promissory note, interest @ 10% per annum, due November 1, 2016	25,000	25,000

Secured promissory note, interest @ 6% per annum due April 1, 2017 (4)	275,000	-

Convertible promissory note, interest @ 12% per annum, due June 13, 2017 (3)	250,000	-

Convertible promissory note, interest @ 12% per annum, due August 24, 2018 (5)	42,512	-
	1,425,977	894,065
Less: Current portion	1,383,465	894,065
Long-term debt	$42,512	$-

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note is interest-free and is payable on or before August 15, 2016. The Company repaid the note in full in July 2016.

(2)	On May 16, 2016, the Company amended its loan agreements with Roy Meadows (“Meadows”). The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2017 and June 8, 2017, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $308,000 and $307,520, respectively.

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a Beneficial Conversion Feature of $409,766, the Beneficial Conversion Feature was recorded as a debt discount over the life of the notes. The debt discount as of September 30, 2016 was $257,055.

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

(3)	On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000.The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. On October 13, 2016, the promissory note was amended increasing the principal amount to $500,000 under the same terms and conditions of the promissory note for funds received in a second loan advance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share.

(4)	On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M,D, (the “Payee”) and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest @ 6% per annum and matures one year from the date issuance. A payment of $75,000 is due October 1, 2016 and the balance due on the maturity date. The note is secured by all collections received by LifeStyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totoalcare Medical PA.

(5)	On August 24, 2016, the Company issued a convertible note to Daniel Hagen and received proceeds of $50,000. The promissory note bears interest @ 10% per annum and matures on August 24, 2018. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a Beneficial Conversion Feature of $8,333, the Beneficial Conversion Feature was recorded as a debt discount over the life of the note. The debt discount as of September 30, 2016 was $7,488.

Interest expense for the nine months ended September 30, 2016 and 2015 amounted to $107,484 and $64,532, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2016	2015
Interest	$118,477	$68,807
Salaries - Officer	-	1,125
Professional fees	98,221	64,306
Consulting	33,515	48,000
Other	16,302	15,639
	$266,515	$197,877

7.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2016, there were 11,622,521 potential common shares. Because of the net loss, the effect of these potential common shares is anti-dilutive.

8.	WARRANTS

During September 2016, the Company issued warrants to four consultants to purchase 6,500,000 shares of the Company’s common stock at exercise prices of $0.07 and $0.08 per share. The warrants were issued in connection with services to be provided to the Company over the next two years. The fair value of the warrants were $500,000, of which $7,499 was expensed during the nine months ended September 30, 2016 and the balance of $492,501 is included in Prepaid expenses as of September 30, 2016.

On April 1, 2016, the Company issued a warrant to Harcharan Narang M.D, to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The warrant was issued in connection with services provided to the Company. The fair value of the warrant was $80,000, of which $39,890 was expensed during the nine months ended September 30, 2016 and the balance of $40,110 is included in prepaid expenses at September 30, 2016.

On May 16, 2016, the Company issued a warrant to Roy Meadows to purchase 1,059,564 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consist of a bonus warrant of 500,000 shares and a renewal warrant of 559,564 shares issued in connection with the extension of two Meadows’ notes. The fair value of the warrants amounted to $112,555. This amount has been included with the debt discount against the Roy Meadows noteand will be amortized over the life of the note.

On June 13, 2016, the Company issued a warrant to Roy Meadows to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrant was issued in connection with a financing provided to the Company. The fair value of the warrant was $17,500, of which $5,104 was expensed during the nine months ended September 30, 2016.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 to 7 years, a risk free interest rate between 1.39% and 1.56%, a dividend yield of -0- and volatility between 202% and 424%. The fair value of the warrants amounted to $708,910.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2016	8,000,000	$0.13	4.6
Granted	8,609,564	0.08	5.0
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending September 30, 2016	16,609,564	$0.12	4.8 years	$81,430
Exercisable-period ending September 30, 2016	16,609,564	$0.12	4.8 years	$81,430

9.	RELATED PARTY TRANSACTIONS

a) Dr. Ronald Moomaw (“Moomaw”), a director of the Company, is the sole owner of the MED-CURE Companies. The Company received a majority of its revenue for the nine months ended September 30, 2016 from the MED-Cure Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant for the purchase of 5,000,000 shares of the Company?s common stock valued @ $465,000, the fair value at the time of issuance, April 17, 2015.

Moomaw also received consulting fees of $114,800 and $39,600 for the nine months ended September 30, 2016 and 2015, respectively, as part of his management compensation.

b) The Company advanced operating funds on a short-term basis to the MED-CURE Companies and received payments during the nine months ended September 30, 2016 and the year ended December 31, 2015. As of September 30, 2016 and December 31, 2015, the MED-CURE Companies owe the Company $677,560 and $100,000, respectively.

10.	COMMON STOCK

On June 15, 2016, the Company issued 100,000 shares of the Company’s common stock to LKB Partners LLC in connection with a service agreement with the Company. The fair value of the common stock issued was $8,000, of which $6,000 was expensed during the nine months ended September 30, 2016.

On June 15, 2016, the Company issued 200,000 shares of the Company’s common stock to Harcharan Narang M.D. in connection with a service agreement with the Company. The fair value of the common stock issued was $16,000, all of which was expensed during the nine months ended September 30, 2016.

11.	MAJOR CUSTOMERS

87% of the revenues for the nine months ended September 30, 2016, was received from companies owned 100% by Dr. Ronald Moomaw, a director of the Company.

12.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	During 2015 and 2014, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services. For the nine months ended September 30, 2016 and 2015, consulting services amounted to $190,579 and $111,187, respectively.

b)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Effective August 1, 2015, the monthly salary for Smith was increased to $12,500. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the nine months ended September 30, 2016, and 2015, payroll-officer amounted to $112,500 and $60,000, respectively.

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

Dr. Moomaw on April 21, 2016, acquired an additional clinic in Houston, Texas, which clinic is now operated under the name RCM Total Care Medical PA, PLLC. The Total Care Clinic is managed by Lifestyle Management, pursuant to management agreements between the Lifestyle Management and the clinics for the provision of administrative and business services by the Management Company for the physician practices of the clinics. The clinics will enter into license agreements with Lifestyle Licensing, for the license of specified protocols and procedures for application in their respective medical practices.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to these accounting policies during the nine months ended September 30, 2016, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PLAN OF OPERATION

Through our consulting subsidiaries, we plan to contract to provide management, marketing and professional consulting services, and to license medical and health technologies, to medical and health clinic operating companies. We are evaluating opening and operating a MSO in the near future, assuming the business outlook would be favorable. We also intend to open, operate and acquire men’s medical and health clinics, if financing is available and the profile of the clinics’ services is consistent with the types of medical businesses we view as favorable for acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

During the three months ended September 30, 2016, we had revenues of $675,339, as compared with revenues of $319,500 in the three months ended September 30, 2015, and we recorded a net profit of $140,882 in 2016, as compared with a net loss of $108,385 for 2015. The net profit in 2016 was principally due to an increase in revenues during 2016 offset by an increase in interest expense in 2016. In 2016, cost of revenue related to management fees was $202,613 and of cost of revenue related to rental income was $67,894, for which the 2015 amounts were $108,251and $67,894, respectively, and amortization of warrant expense in 2016 was $32,616, compared to $58,000 in 2015. Interest expense incurred in 2016 was $161,072 and general and administrative expense was $135,509, as compared with interest expense of $32,082 and $161,588 in general and administrative expense in 2015. The increase in cost of revenue in 2016 was due to commencement of medical consulting operations in Houston in April 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

During the nine months ended September 30, 2016, we had revenues of $1,456,839, as compared with revenues of $586,483 in the nine months ended September 30, 2015, and we incurred a net loss of $166,767 in 2016, as compared with a net loss of $750,413 for 2015. The higher net loss in 2015 was principally due to an increase in revenues during 2016 offset by an increase in interest expenses in 2016. Total costs remain constant as increase in operating costs in 2016 were offset by a decrease in the amortization of warrants in 2016. In 2016, cost of revenue related to management fees was $507,220 and of cost of revenue related to rental income was $203,682, for which the 2015 amounts were $138,035 and $135,914, respectively, and amortization of warrant expense in 2016 was $47,389 compared to $625,335 in 2015. Interest expense incurred in 2016 was $363,545 and general and administrative expense was $465,023, as compared with interest expense of $64,532 and $ 372,810 in general and administrative expense in 2015. The increase in cost of revenue and general and administrative expense in 2016 was due to commencement of medical consulting operations in Houston in April 2015.

LIQUIDITY AND FINANCIAL RESOURCES

At October 31, 2016, we had total assets of $2,393,260 compared to total assets of $937,328 at December 31, 2015. Net cash provided by operating activities in the nine months ended October 31, 2016 was $378,710, as compared with net cash used in operating activities of $345,891 in 2015; net cash used in investing activities was $577,560 in 2016 and $100,448 in 2015; and net cash generated from financing activities was $300,000 in 2016 and $500,000 in 2015.

At October 31, 2016, we had working capital of $68,368. At October 31, 2016, we had total assets of $2,393,260, including cash of $150,869. In 2016 we had revenues of $1,456,839, and incurred a net loss of $166,717. There is no assurance that we will operate profitably in the future.

The Company has financed its operations in 2016 in part with issuances of convertible debt to private investors.

On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before August 15, 2016. The Company repaid the note in full in July 2016.

On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M,D, (the “Payee”) and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest at 6% per annum and matures one year from the date issuance. A payment of $75,000 is due October 1, 2016 and the balance due on the maturity date. The note is secured by all collections received by Lifestyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totalcare Medical PA.

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

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a beneficial conversion feature of $409,766. The beneficial conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of September 30, 2016 was $257,056.

On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000. The promissory note bears interest at 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share.

On August 24, 2016, the Company borrowed $50,000 from Daniel Hagen. The loan is at an interest rate of 8%, is due August 24, 2018, and is convertible into common stock at an exercise price of $.06 per share. The fair value of the Company’s common stock on the date of funding of the loan resulted in a beneficial conversion feature of $8,333, which was recorded as a debt discount over the life of the loan. The debt discount as of September 30,2016 was $7,488.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

As of September 30, 2016, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2016, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the third fiscal quarter of our 2016 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
August 24,2016	8% loan in the principal amount of $50,000, due August 24, 2018, convertible into common stock at an exercise price of $.06 per share.	Private Investor.	NA	$50,000/NA
September 16, 2016	Five-year common stock purchase warrant, expiring October 1, 2021, to purchase 2,000,000 shares of common stock of the Company, at an exercise price of $.08 per share.	Marketing consultant.	NA	$-0-/NA
September 16, 2016	Five-year common stock purchase warrant, expiring October 1, 2021, to purchase 2,000,000 shares of common stock of the Company, at an exercise price of $.08 per share.	Marketing consultant.	NA	$-0-/NA
September 16, 2016	Five-year common stock purchase warrant, expiring October 1, 2021, to purchase 500,000 shares of common stock of the Company, at an exercise price of $.08 per share.	Marketing consultant.	NA	$-0-/NA
September 30, 2016	Five-year common stock purchase warrant, expiring October 15, 2021, to purchase 2,000,000 shares of common stock of the Company, at an exercise price of $.08 per share.	Marketing consultant.	NA	$-0-/NA

(1)	The Company believes that the issuance of the warrants and the convertible loan above are transactions exempt from registration as provided by Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The sale of the convertible loan did not involve a public offering and was made without general solicitation or general advertising to a holder who qualifies as an “accredited investor” under Rule 501 under the Securities Act. Each of the holders acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the warrants or convertible loan, nor the underlying shares of common stock issuable upon the exercise or conversion thereof have been registered under the Securities Act and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

Item 6. Exhibits.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: November 21, 2016	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

