Form 10-K
period 2016-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2017-05-01
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

LIFESTYLE MEDICAL NETWORK INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	90-0821766
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:  (407) 377-6336

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,181,085.

Number of shares of Common Stock issued and outstanding as of April 28, 2017: 34,885,375 shares.

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," and the "Company" refer to Lifestyle Medical Network Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media Holdings, Inc. on September 28, 2006. Initial operations involved the acquisition of two television stations and the operator of a television channel in Moldova. We disposed of our Moldova media subsidiaries in 2011, and on December 29, 2011, changed the focus of our business to healthcare management by the acquisition of rights to healthcare technologies and practices pursuant to a license agreement, the full assignment of which was completed February 2, 2012. Effective July 31, 2012, the name of our Company was changed to Lifestyle Medical Network Inc.

The operations of the MED-CURE and Total Care clinics in Houston, Texas, were acquired in 2015 and 2016 by Dr. Ronald Moomaw, a former director of the Company and a licensed physician in the State of Texas. The Company, through its subsidiary Lifestyle Texas Medical Management, LLC, had provided scheduling, marketing and advertising, office space, equipment, supplies and other management services to these clinics and in return for a percentage of the gross revenues of each of the practice groups. The MED-CURE and Total Care clinics terminated operations in late 2016. In connection with the cessation of operations of these clinics, the Company has incurred a bad debt expense write-off of $1,131,873 as at December 31, 2016, representing the aggregate of our investments in these clinics and clinic debt to us as of that date.

As of the date of this report, we are focusing our efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC, Lifestyle Texas Management Services LLC and Lifestyle Florida Management Services, LLC, on providing administrative support and practice management services to healthcare providers. In May 2016, we commenced working with Global Physicians Healthcare, Inc. (“Global”), of which Christopher Smith, the Chief Executive Officer and a director of the Company, and Nathan Hawkins, a director of the Company, each have one-third equity interests. We entered into a support services agreement with Global in September 2016, under which Global has provided valuable assistance to us as a marketing and services consultant in marketing our services to healthcare providers and healthcare systems, andthe healthcare industry generally. The Company following initiation of its healthcare provider support services in 2016 is now expanding its internally generated marketing efforts for client healthcare providers.

Our services package is tailored to a practice group’s specific needs. Practices can select from menu of business solutions including billing, HR/PEO, accounting and consulting, computer technical support, compliance, and administrative functions including, but not limited to, equipment selection, budgeting, and staffing recruitment.

The Company has access to a nationwide network of ancillary providers of local and regional medical practice solutions. As a result, our client medical practices may benefit from cost savings, higher quality of patient care, and increased productivity efficiencies and revenue.

The Company is continuing to look for opportunities in the direct ownership of clinics where the operations of the clinic would be compatible with the applicable regulatory regime governing ownership of medical practices and where the clinic’s operations would complement our current practice management services operations.

Competition

The healthcare industry, including the services market for healthcare providers, is competitive. There is competition from the types of services we provide to medical and health clinics and medical practice groups in the market areas where we operate, as well as generally from medical practices and hospitals. Competitors may have existing relationships with the medical community which may be superior to ours.

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

Anti-Kickback Statutes

The United States Medicare/Medicaid Fraud and Abuse Anti-Kickback Statute (the “Anti-Kickback Statute”) prohibits “knowingly or willfully” paying money or providing remuneration of any sort in exchange for federally-funded referrals. While the Department of Health and Human Services has issued regulations containing “safe harbors” to the Anti-Kickback Statute, our operations and arrangements may not comply with all of the requirements. However, we believe that our operations are structured to substantially comply with applicable anti-kickback laws.

The State of Texas has its own version of the Anti-Kickback Statute, called the Texas Patient Solicitation Act (“TPSA”). Texas prohibits fee-splitting arrangements with physicians where professional fees of physicians are shared with non-physician persons or non-physician owned entities. Payment of remuneration for referrals and violations can result in state criminal and civil penalties. Because the TPSA is based on the federal Anti-Kickback Statute, the risks described above also arise under this state law except that the TPSA arguably is not limited to claims for treatment of federal program beneficiaries.

Prohibition Against Practice of Medicine

The establishment, marketing and operation of medical and health clinics are subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. They also limit the manner in which patients may be solicited. We believe our providing management and professional medical consulting services to medical practices will not result in the Company being considered as engaged in the practice of medicine. There can be no assurance, however, that state authorities or courts will not determine in the future that we are engaged in the unauthorized practice of medicine. Such a determination could have a materially adverse effect upon the Company and would prohibit us from continuing our current advisory services to medical practices. Texas law generally does not permit business corporations to practice medicine, exercise control over the professional decisions of physicians who practice medicine or engage in various business practices, such as employing physicians.

Licensing and Certification

Any healthcare practices or facilities that we advise must comply with various federal, state and local licensing and certification regulations and undergo periodic inspection by licensing agencies to certify compliance with such regulations. The initial and continued licensure of these facilities and certification to participate in government healthcare programs depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, staff training, personnel and the existence of adequate policies, procedures and controls.

Audits

Government healthcare program participating healthcare facilities are subject to federal and state audits to validate the accuracy of claims submitted to the government healthcare programs. If these audits identify overpayments, facilities that we advise as a consultant could be required to make substantial repayments, subject to various administrative appeal rights.

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

The ACA, or its possible successor, is currently the subject of legislative activity in the U.S. Congress, and it is unclear whether the existing legislation will remain in place, be modified, or replaced by new legislation.

Employees

As of December 31, 2016, we employed one executive, our Chief Executive Officer, and six staff persons in Houston, Texas.

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

General

We operate in a highly competitive industry IN WHICH WE ARE A SMALL ENTERPRISE COMPARED TO OUR COMPETITORS, and competition may lead to declines in PRACTICE CONSULTING REVENUES.

The healthcare industry, in which the Company is a very small factor, is highly competitive, and competition among healthcare providers (including hospitals) for patients, physicians and other healthcare professionals has intensified in recent years. Most of our competitors are much larger and better financed companies. If our competitors are better able to obtain favorable management contracts with healthcare providers, we may experience a decline in our revenues.

IF WE FAIL TO ENSURE COMPLIANCE WITH EXTENSIVE LAWS AND GOVERNMENT REGULATIONS GOVERNING THE OPERATION OF HEALTH CARE PRACTICES, THE PRACTICES TO WHICH WE PROVIDE MANAGEMENT SUPPORT COULD SUFFER PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO THEIR OPERATIONS.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things,

●	licensure and certification;

●	adequacy and quality of health care services;

●	qualifications of health care and support personnel;

●	quality of equipment;

●	confidentiality, maintenance and security issues associated with medical records and claims processing;

●	relationships with physicians and other referral sources;

●	Anti-kickback and non-solicitation rules; and

●	billing for services.

FAILURE BY OUR MANAGED HEALTH CARE PRACTICES TO COMPLY WITH LAWS GOVERNING THE TRANSMISSION AND PRIVACY OF HEALTH INFORMATION COULD THEM TO CIVIL AND CRIMINAL PENALTIES.

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

Facilities for which we provide management and professional medical consulting services are subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us as a consultant. All professional and general liability insurance purchased is subject to policy limitations. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on the business, financial condition or results of operations of client medical practices.

the revenues and results of our CONsulting operations AS MANAGER will be significantly affected by payments received BY HEALTHCARE PRACTICE CLIENTS from the government and third-party payors.

A significant portion of the revenues of the medical practice groups for which we provide consulting services is from government healthcare programs, principally Medicare and Medicaid. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

If we fail to ENSURE COMPLIANCE With extensive laws and government regulations, our MANAGED HEALTHCARE PRACTICES could suffer penalties or be required to make significant changes to their operations.

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

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards. If they fail to adhere to these standards, managed practices could be subject to monetary and operational penalties. If any of our managed healthcare practices loses its accreditation or fails to receive accreditation, it would become ineligible to receive reimbursement under Medicare or Medicaid.

We depend heavily on key management personnel, and the departure of OUR CHIEF EXECUTIVE OFFICER could harm our business.

The efforts of Christopher Smith, our Chief Executive Officer, are critical to the success of our business. The loss of his services could significantly undermine our management’s industry expertise and our ability to provide efficient, quality healthcare services for healthcare practices that we advise, which could harm our business.

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

A cyber-attack that bypasses our information technology security systems causing a security breach, loss of data subject to privacy laws, loss of proprietary business information, or a material disruption of our business systems, could have a material adverse impact on our business, financial condition or results of operations.

Risks Related to Our Common Stock and its Market

Because certain existing stockholders own a large percentage of our voting stock, other stockholders' voting power may be limited.

The Dellinger Fund, and certain investors in the Company, own and/or control a majority of the voting power of our common stock. As a result, if these significant stockholders agreed to vote as a group, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are averse to your interests. See our discussion under the caption “Principal Stockholders” for more information about ownership of our outstanding shares.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Other than an Audit Committee that is not composed of independent directors, we have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an independent audit and other committee of our board of directors. It is possible that if our Board of Directors included a greater number of independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors. In evaluating our Company, our current lack of corporate governance measures should be borne in mind.

Our share price is volatile and may be influenced by numerous factors that are beyond our control.

Market prices for shares of small healthcare companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

We have no current plans to pay dividends on our common stock and investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to DISCLOSURE AND suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

●	With a price of less than $5.00 per share;

●	That are not traded on a “recognized” national exchange;

●	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

●	In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases its offices in Orlando, Florida on a month-to-month basis, at a monthly rental of $2,000. We had entered into a lease agreement for office space in Houston, Texas, with the former owner of the MED-CURE Companies, which was terminated effective December 31, 2016.

On January 1, 2017, we entered into a lease for offices located in Stafford, Texas, at a monthly rental of $1,194. The lease expires December 31, 2017.

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

Fiscal Year Ended December 31, 2015	High	Low
Quarter Ended March 31, 2015	0.095	0.03
Quarter Ended June 30, 2015	0.30	0.05
Quarter Ended September 30, 2015	1.61	0.25
Quarter Ended December 31, 2015	0.62	0.25
Fiscal Year Ended December 31, 2016
Quarter Ended March 31, 2016	0.45	0.10
Quarter Ended June 30, 2016	0.19	0.06
Quarter Ended September 30, 2016	0.08	0.05
Quarter Ended December 31, 2016	0.20	0.05
Fiscal Year Ended December 31, 2017
Quarter Ended March 31, 2017	1.00	0.062
Quarter Ended June 30, 2017 (through April 30, 2017)	0.25	0.18

Holders

As of March 1, 2017, there were approximately 142 holders of record of our common stock.

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

General

The operations of the MED-CURE and Total Care clinics in Houston, Texas, were acquired in 2015 and 2016 by Dr. Ronald Moomaw, a former director of the Company and a licensed physician in the State of Texas. The Company, through its subsidiary Lifestyle Texas Medical Management, LLC, had provided scheduling, marketing and advertising, office space, equipment, supplies and other management services to these clinics and in return for a percentage of the gross revenues of each of the practice groups. The MED-CURE and Total Care clinics terminated operations in late 2016. In connection with the cessation of operations of these clinics, the Company has incurred a bad debt expense write-off of $1,131,873 as at December 31, 2016, representing the aggregate of our investments in these clinics and clinic debt to us as of that date.

As of the date of this report, we are focusing our efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC, Lifestyle Texas Management Services LLC and Lifestyle Florida Management Services LLC, on providing administrative support and practice management services to healthcare providers. The services package is tailored to a practice group’s specific needs. Practices can select from menu of business solutions including billing, HR/PEO, accounting and consulting, computer technical support, compliance, and administrative functions including, but not limited to, equipment selection, budgeting, and staffing recruitment.

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

PLAN OF OPERATION

Through our consulting subsidiaries, we plan to contract to provide management and professional consulting services to healthcare practices. We may also acquire healthcare clinics where permitted as a regulatory matter, if the profile of the clinics’ services is consistent with the types of healthcare businesses we view as favorable for acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2016, we had total revenues of $1,607,982 (of which a total of $1,095,486 were from management fees and rental income from related parties), as compared with related party revenues of $905,983 in the year ended December 31, 2015, and we incurred a net loss of $3,000,789 in 2016, as compared with a net loss of $825,840 for 2015, due to higher operating costs $4,015,742 in 2016, resulting from an approximate $1.1 million bad debt expense relating to the write-off of the MED-CURE clinic debt, compared with $-0- in 2015, an approximate $340,000 impairment write-off relating to the MED-CURE clinic debt and an approximate $360,000 additional interest expense due to higher borrowings and higher beneficial conversion feature provisions in connection with the increased borrowings. In 2016, cost of revenue related to management fees was $1,142,296 and of cost of revenue related to rental income was $251,580, for which the 2015 amounts were $282,858 and $203,682, respectively, and amortization of warrant expense in 2016 was $673,904, compared to $543,160 in 2015. Interest expense incurred in 2016 was $556,332, as compared to $196,159 in 2015, and general and administrative expense was $472,847 in 2016, as compared with $499,464 in general and administrative expense in 2015. We incurred a loss on extinguishment of debt of $61,697 in 2016, as compared with $6,500 in 2015.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2016, we had a working capital deficiency of approximately $1,604,465. At December 31, 2016, we had total assets of approximately $895,189, including $48,376 of cash. Net cash used in operating activities in 2016 was approximately $5,767; net cash used in investing activities was approximately $690,576; and net cash from financing activities was $695,000 in 2016, reflecting payment of $30,000 of short term debt.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2016, we generated revenues of $1,607,982, incurred total operating expenses of $4,015,742, and had a net loss of $3,000,789. As of December 31, 2016, we had $48,376 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

December 31, 2016 and 2015

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Lifestyle Medical Network, Inc.

We have audited the accompanying consolidated balance sheets of Lifestyle Medical Network, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Medical Network, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of recurring losses from operations and will require additional funding to execute its future strategic business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 1, 2017

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,376	$49,719
Accounts receivable-related party	68,360	516,868
Accounts receivable	232,715	-
Loan receivable-related party	-	100,000
Prepaid expenses	275,034	53,107
Total Current Assets	624,485	719,694

Property, plant and equipment - net	69,902	134,296
Prepaid expenses, net of current portion	200,802	-
Intangible assets - net	-	83,338
TOTAL ASSETS	$895,189	$937,328

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$426,219	$197,877
Accounts payable-related party	71,929	-
Notes payable	545,000	250,000
Convertible notes payable,net of $304,718 and $105,935 debt discount	1,185,802	644,065

Total Current Liabilities	2,228,950	1,091,942

LONG-TERM LIABILITIES:
Convertible notes payable,net of $4,543 discount	45,457	-

Total Liabilities	2,274,407	1,091,942

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 33,958,257 and 33,658,257 shares issued and outstanding at December 31, 2016 and 2015, respectively	33,959	33,659
Additional paid-in-capital	10,948,581	9,172,696
Accumulated deficit	(12,361,758)	(9,360,969)
Total Stockholders’ Deficiency	$(1,379,218)	$(154,614)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$895,189	$937,328

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015
Revenues:
Management fees-related party	$769,236	$595,500
Management fees	512,496	-
Rental income-related party	326,250	310,483
Total revenues	1,607,982	905,983

Costs and expenses:
Cost of revenue related to management fees	1,070,367	282,858
Cost of revenue related to rental income	251,580	203,682
Cost of revenue-related party	71,929	-
Bad debt expense	1,131,873	-
Impairment charge	343,242	-
Selling, general and administrative expenses	472,847	499,464
Amortization of warrants	673,904	543,160
Total Costs and expenses	4,015,742	1,529,164

Loss from operations	(2,407,760)	(623,181)

Other income (expense):
Loss on extinguishment of debt	(61,697)	(6,500)
Other income	25,000	-
Interest expense	(556,332)	(196,159)
Total Other income (expense)	(593,029)	(202,659)

Loss from operations before provision for income taxes	(3,000,789)	(825,840)

Provision for income taxes	-	-

Net loss	$(3,000,789)	$(825,840)

Loss per common share - basic and diluted	$(0.09)	$(0.03)

Weighted average common shares outstanding - basic and diluted	33,822,291	31,173,111

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

		Common Stock		Additional
		Number of		Paid	Accumulated	Treasury
	Total	Shares	Amount	In Capital	Deficit	Stock
Balance, January 1, 2015	$(1,223,026)	26,085,101	$26,085	$7,295,255	$(8,535,129)	$(9,237)

Conversion of related party debt	973,180	7,210,656	7,211	965,969

Amortization of warrants issued for services	543,160			543,160

Conversion of debt	26,000	162,500	163	25,837

Loss on conversion of debt	6,500			6,500

Issunace of common stock for services	116,000	200,000	200	115,800

Beneficial conversion feature	229,412			229,412

Cancellation of treasury stock	-			(9,237)		9,237

Net loss for the year ended December 31, 2015	(825,840)				(825,840)

Balance, December 31, 2015	(154,614)	33,658,257	33,659	9,172,696	(9,360,969)	-
	-			-

Issuance of warrants for services	1,149,740			1,149,740

Issunace of common stock for services	24,000	300,000	300	23,700

Beneficial conversion feature	602,445			602,445

Net loss for the year ended December 31, 2016	(3,000,789)				(3,000,789)

Balance, December 31, 2016	$(1,379,218)	33,958,257	$33,959	$10,948,581	$(12,361,758)	$-

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,000,789)	$(825,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	5,555	129,032
Depreciation	81,452	21,918
Loss on extinguishment of debt	61,697	6,500
Bad debt expense	1,131,873
Impairment charge	343,242
Stock-based compensation	24,000	116,000
Amortization of debt discount and warrants	1,067,629	543,160
Changes in operating assets and liabilities:
Accounts receivable	(232,715)	(516,868)
Accounts receivable-related party	99,695
Prepaid expenses	53,106	(37,107)
Accounts payable-related party	71,929
Accounts payable and accrued expenses	287,559	92,208
Net Cash Used In Operating Activities	(5,767)	(470,997)

Cash flows from investing activities:
Refund of deposit	-	100,000
Advances to related party	(948,060)	(180,000)
Repayments by related party	265,000	80,000
Purchase of equipment	(7,516)	(154,447)
Net Cash Used In Investing Activities	(690,576)	(154,447)

Cash flows from financing activities:
Proceeds from related party debt	-	42,351
Repayment of related party debt	-	(142,351)
Repayment of short-term debt	(30,000)	(31,000)
Proceeds from short-term debt	725,000	806,000
Net Cash Provided by Financing Activities	695,000	675,000

Net change in cash	(1,343)	49,556

Cash and cash equivalents - Beginning of period	49,719	163

Cash and cash equivalents - End of period	$48,376	$49,719

Supplementary information:

Cash paid for:
Interest	$-	$28,750

Income taxes	$-	$-

Non-cash Investing and Financing Activities

Equipment purchased with notes payable	$275,000	$-

Beneficial conversion feature	$602,445	$-

Issuance of warrants for prepaid services	$1,149,740	$-

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	Organization and Summary of Significant Accounting Policies

Organization

Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) was incorporated in the State of Nevada.The Company directs its operations through its subsidiaries.The Company, through its consulting subsidiaries, plans to continue to identify and enter into management and professional consulting services agreements, and to license medical and health technologies, to medical and health clinic operating companies. The Company also intends to open, operate and acquire medical and health clinics, if financing is available and the profile of the clinics’ is favorable.

The operations of the MED-CURE and Total Care clinics in Houston, Texas, were acquired in 2015 and 2016 by Dr. Ronald Moomaw, a former director of the Company and a licensed physician in the State of Texas. The Company, through its subsidiary Lifestyle Texas Medical Management, LLC, had provided scheduling, marketing and advertising, office space, equipment, supplies and other management services to these clinics in return for a percentage of the gross revenues of each of the practice groups. The MED-CURE and Total Care clinics terminated operations in late 2016. In connection with the cessation of operations of these clinics, the Company has incurred a bad debt expense write-off of $1,131,873 as at December 31, 2016, representing the aggregate of our investments in these clinics and clinic debt and accounts receivable to us as of that date.

As of the date of this report, the Company is focusing its efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC, Lifestyle Texas Management Services LLC and Lifestyle Florida Management Services LLC, on providing administrative support and practice management services to healthcare providers. In May 2016, the Company commenced working with Global Physicians Healthcare, Inc. (“Global”), of which the Company’s Chief Executive Officer, Christopher Smith, has a one-third equity interest. The Company entered into a support services agreement with Global in September 2016, under which Global has provided valuable assistance to the Company as a marketing and services consultant in marketing services to healthcare providers and healthcare systems. The Company following initiation of its healthcare provider support services in 2016 is now expanding its generated marketing efforts for client healthcare providers.

The Company’s services package is tailored to a practice group’s specific needs. Practices can select from a menu of business solutions including billing, HR/PEO, accounting and consulting, computer technical support, compliance, and administrative functions including, but not limited to, equipment selection, budgeting, and staffing recruitment. The Company has access to a nationwide network of ancillary providers of local and regional medical practice solutions. As a result, the Company’s client medical practices may benefit from cost savings, higher quality of patient care, and increased productivity efficiencies and revenue.

The Company is continuing to look for opportunities in the direct ownership of clinics where the operations of the clinic would be compatible with the applicable regulatory regime governing ownership of medical practices and where the clinic’s operations would complement the Company’s current practice management services operations.

Going Concern

The consolidated financial statements for the year ended December 31, 2016 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations.. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company had entered into Management agreements with six medical clinics in Houston, Texas. The Company terminated its agreements as of December 31, 2016.

Through the Company’s consulting subsidiaries, the Company is currently providing administration support and practice management services to healthcare providers.

Management believes these services will be profitable and the cash flows from these operations will enable the Company to fund the operations of the consolidated group over the next twelve months. Therefore, the annual financial statements continue to be prepared on a going concern basis.

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

Revenue Recognition

Related Party Revenue

Revenue is recognized in accordance with SAB No. 104. Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; Seller’s price to the buyer is fixed or determinable; and Collectability is relatively assured.

During 2015 and 2016 the Company records revenue from management fees as services are provided and in accordance with the management agreements with the MedCure Companies. The Company provides organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising and other management services and receives an agreed percentage of the gross revenues of MED-CURE Companies, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues.

Management Fee Revenue

The Company records revenue from management fees for providing administrative support and practice management services in accordance with management agreements to other healthcare providers. The Company receives an agreed percentage of the net revenues of these healthcare providers once cash is collected. At this point the services have been rendered, price is determinable and collectability is assured.

The Company also recognizes rental income from the MED-CURE Companies for office space and the use of equipment in connection with long-term leases.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. For the year ended December 31, 2016, the Company recorded a bad debt expense of $348,813 related to accounts receivable.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to such items as income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances.The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature.In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

Evaluation of Long-lived Assets

Licenses and property and equipment represent an important component of the Company’s total assets.The Company amortizes its license and depreciates its plant and equipment on a straight-line basis over the estimated useful lives of the assets.Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.If impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. For the year ended December 31, 2016, the Company recorded an impairment of $343,242, of which $77,784 is related to the licensing agreement and $265,458 to equipment.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent they believe these assets will more-likely-than-not be realized.In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Stock-Based Compensation

The Company records as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company’s cash and cash equivalents are concentrated primarily in banks in the United States of America.At times, such deposits could be in excess of insured limits.Management believes that the financial institutions that hold the Company’s financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.Potential common shares consist of outstanding common stock purchase warrants and convertible debt agreements.For the years ended December 31, 2016 and 2015, there were 32,151,852 and 12,082.400 potential common shares, respectively, that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.ASC 820 describes three levels of inputs that may be used to measure fair value.

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.These tiers are defined as follows:

Level 1 -	Observable inputs such as quoted market prices in active markets

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2016, there were no financial assets or liabilities that required disclosure.

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

As of December 31, 2016, the Company has not recognized any income or cash flows from the use of the license. The Company will continue its plans to utilize the license but as of December 31, 2016, the Company recorded an impairment charge of $77,784, reducing the value of the license to $-0-.

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2015	$88,893

Amortization for the year ended December 31, 2015	(5,555)

Balance December 31, 2015	83,338

Impairment charge	(77,784)

Amortization for the year ended December 31, 2016	(5,554)

Balance December 31, 2016	$-

Amortization expense for the years ended December 31, 2016 and 2015 amounted to $5,554 and $5,555, respectively.

3.	LOAN RECEIVABLE-RELATED PARTY

The Company advanced operating funds on a short-term basis to the MedCure Companies during the year ended December 31, 2016. The Company advanced the MedCure Companies $948,060 and received repayments of $265,000. As of December 31, 2016 and 2015, the MedCure Companies owed the Company $783,060 and $100,000, respectively. On December 31, 2016, the Company wrote off the balance of $783,060 from the MedCure companies reducing the balance to $-0-.

4	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2016	2015
Equipment	$115,887	$157,152
Accumulated depreciation	(45,985)	(22,856)
	$69,902	$134,296

Depreciation expense for the years ended December 31, 2016 and 2015 was $81,452 and $21,918, respectively.

5.	DEBT

Short-term for the years ended December 31, 2016 and 2015 were as follows:

	December
	2016	2015

Short-term Debt and Convertible Debt

Unsecured promissory note, interest @ 12% per annum, due July 15, 2017 (8)	$150,000	$150,000

Unsecured promissory note, interest @ 10%, (9) due August 15, 2017	75,000	75,000

Convertible promissory note, interest @ 10% per annum, due November 1, 2017(10)	100,000	100,000

Convertible promissory note, interest @ 12% per annum, due April 28, 2017 and June 8, 2017 (2)	461,897	431,465

Convertible promissory note, interest @ 12% per annum, due December 17, 2016 (11)	100,000	100,000

Convertible promissory note, interest @ 10% per annum, due November 1, 2017(12)	50,000	12,600

Unsecured promissory note, interest @ 10% per annum, due May 1, 2017 (13)	25,000	25,000

Secured promissory note, interest @ 6% per anum due April 1, 2017 (6)	275,000	-

Convertible promissory note, interest @ 12% per annum, due June 13, 2017 (3)	242,652	-

Unsecured promissory note, interest free, due on demand (1)	20,000	-

Convertible promissory note, interest @ 12% per annum, due June 13, 2017 (4)	187,467	-

Convertible promissory note, interest @ 12% per annum, due November 28, 2017 (5)	43,786	-

Convertible promissory note, interest @ 12% per annum, due August 24, 2018 (7)	45,457	-
	1,776,259	894,065
Less: Current portion	1,730,802	894,065
	$45,457	$-

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note is interest-free and is payable on or before August 15, 2016. The Company repaid the $30,000 note in full. In October, 2016, Keats advanced an additional $20,000. The note is interest free and due on demand. No repayments were made during 2016 against the $20,000 advance.

(2)	On May 16, 2016, the Company amended its loan agreements with Roy Meadows (“Meadows”). The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2017 and June 8, 2017, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $308,000 and $307,520, respectively.

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a Beneficial Conversion Feature of $409,766, the Beneficial Conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of December 31, 2016 was $153,623.

The Company performed an analysis under ASC 470-50 criteria to determine if the note extension agreement falls under debt modification or debt extinguishment criteria. The Company revalued the warrants issued and agreed the additional consideration, extended maturity dates and interest to the extended agreement. The Company deems that based on the analysis performed, debt extinguishment does exist and recorded a loss on debt extinguishment in the amount of $61,697.

(3)	On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000.The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share. The fair value at the date of issuance was $0.07, which created a beneficial conversion feature of $16,355, the beneficial conversion feature was recorded as a debt discount over the life of the debt. The debt discount as of December 31, 2016 was $7,348.

(4)	On October 17, 2016, the Company issued a convertible note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per anum and matures on June 13, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $78,705, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of December 31, 2016 was $62,533.

(5)	On November 28, 2016, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per anum and matures on November 28, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.15, which created a beneficial conversion feature of $89,286, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of December 31, 2016 was $81,214.

(6)	On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M,D, (the “Payee”) and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest @ 6% per anum and matures one year from the date issuance. A payment of $75,000 due October 1, 2016 was waived and the balance is due on the maturity date. The note is secured by all collections received by LifeStyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totalcare Medical PA.

(7)	On August 24, 2016, the Company issued a convertible note to Daniel Hagen and received proceeds of $50,000. The promissory note bears interest @ 10% per anum and matures on August 24, 2018. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $8,333, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of December 31, 2016 was $4,543.

(8)	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014.LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to July 15, 2017.

(9)	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before August 15, 2017. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000.

(10)	On April 27, 2015, the Company issued a convertible promissory note to Jeff Friedrich and received proceeds of $100,000. The promissory note bears interest @ 10% per anum and matures one year from the date of issuance. The promissory note has been extended to November 17, 2017. At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal balance of this note, or any portion of the principal balance hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.20 per share, the fair value of the common stock at the date of issuance.

(11)	On December 17, 2015, the Company issues a convertible promissory note to Alan Wheat and received proceeds of $100,000. The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. .At any time, the holder of the note, at his option, shall have the right to convert the outstanding principal amount of the note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.30 per share, the fair value of common stock at the date of issuance.

(12)	On September 22, 2015 and June 8, 2015, the Company issued a convertible promissory note to Steve Carolus and received proceeds of $50,000. The promissory note bears interest @ 10% per anum and matures one year from the date of issuance. The promissory note has been extended to November 1, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of 0.30 per share. The fair value of the common stock at the date of the advance was $0.62, which created a Beneficial Conversion Feature of $50,000; this Beneficial Conversion Feature was recorded as a debt discount and will amortize over the life of the notes. The debt discount as of December 31, 2015, was $37,400.

(13)	On November 12, 2015, the Company executed an unsecured promissory note with John Dubrule and received $25,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before May 1, 2017.

Interest expense for the years ended December 31, 2016 and 2015 amounted to $556,332 and $196,159, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Interest	$171,636	$68,807
Salaries - Officer	-	1,125
Professional fees	104,278	64,306
Consulting	124,384	48,000
Other	25,921	15,639
	$426,219	$197,877

Consulting-related party	$71,929

7.	INCOME TAXES

The Company adopted the provisions of ASC 740, "Income Taxes", ("ASC 740").As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

There is no U.S. tax provision due to losses during the years ended December 31, 2016 and 2015.Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended December 31,
	2016	2015
Current
Federal	$-	$-
Foreign	-	-
	-	-
Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	2016	2015
Book income (loss) from operations	$(1,020,268)	$(280,786)
Common stock issued for services	8,160	39,440
Warrants issued for services	390,912	184,674
Impairment expense	116,702
Change in valuation allowance	504,494	56,672
Income tax expense	$-	$-

As of December 31, 2016, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $5.0 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2033. The valuation allowance increased by approximately $504,000 during the year ended December 31, 2016.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	2016	2015
Net operating loss carry forwards (expire through 2033)	$(4,013,799)	$(2,993,531)
Common stock issued for services	64,995	56,835
Warrants issued for services	731,902	340,990
Impairment expense	1,950,067	1,833,385
Total gross deferred tax asset/liabilities	(1,266,835)	(762,321)

Valuation allowance	1,266,835	762,321
Net deferred taxes	$-	$-

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.The Company's reverse capitalization meets the definition of an ownership change and some of the NOL's will be limited.

8.	STOCKHOLDERS' EQUITY

On June 15, 2016, the Company issued 100,000 share of the Company’s common stock to LKB Partners LLC in connection with a service agreement with the Company. The fair value of the common stock issued was $8,000, all of which was expensed during the year ended December 31, 2016.

On June 15, 2016, the Company issued 200,000 shares of the Company’s common stock to Harcharan Nerang M.D. in connection with a service agreement with the Company. The fair value of the common stock issued was $16,000, all of which was expensed during the year ended December 31, 2016.

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

9.	WARRANTS

During December 2016, the Company issued warrants to Christopher Smith, the Company’s Chief Executive Officer, to purchase 2,500,000 shares of common stock at an exercise price of $0.10 per share for services provided to the Company through December 31, 2016. The fair value of the warrant was $250,000, all of which was expensed during the year ended December 31, 2016.

During December 2016, the Company issued warrants to the Directors of the Company to purchase 1,525,000 shares of common stock at an exercise price of $0.10 per share. The warrants were issued in connection with services provided to the Company through December 31, 2016. The fair value of the warrants was $152,500 all of which was expensed during the year ended December 31, 2016.

During November and December 2016, the Company issued warrants to two consultants to purchase 1,700,000 shares of common stock at an exercise price of $0.08 - $0.09 per share. The warrants were issued in connection with services provided to the Company. The fair value of the warrants was $167,240, of which $120,573 was expensed during the year ended December 31, 2016.

In October and December 2016, the Company issued warrants to Roy Meadows to purchase 250,000 and 250,000 shares, respectively, of the Company’s common stock at an exercise price of $0.025 per share. The warrants were issued with financings provided to the Company. The fair value of the warrants was $54,233. This amount has been included with debt discount against the Roy Meadows note and will be amortized over the life of the note.

During September 2016, the Company issued warrants to four consultants to purchase 6,500,000 shares of the Company’s common stock at exercise prices of $0.07 and $0.08 per share. The warrants were issued in connection with services to be provided to the Company over the next two years. The fair value of the warrants was $500,000, of which $69,999 was expensed during the year ended December 31, 2016.

On April 1, 2016, the Company issued a warrant to Harcharan Narang M.D, to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The warrant was issued in connection with services provided to the Company. The fair value of the warrant was $80,000, all of which was expensed during the year ended December 31, 2016.

On May 16, 2016, the Company issued a warrant to Roy Meadows to purchase 1,059,564 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consist of a bonus warrant of 500,000 shares and a renewal warrant of 559,564 shares issued in connection with the extension of two Meadows’ notes. The fair value of the warrants amounted to $112,555. This amount has been included with debt discount against the Roy Meadows note and will be amortized over the life of the note.

On June 13, 2016, the Company issued a warrant to Roy Meadows to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrant was issued in connection with a financing provided to the Company. The fair value of the warrant was $17,500, of which $9,477 was expensed as interest during the year ended December 31, 2016.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 to 7 years, a risk free interest rate between 1.14% and 2.07%, a dividend yield of -0- and volatility between 202% and 423%. The fair value of the warrants issued amounted to $1,162,239.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued to non-employees of the Company. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2016	8,000,000	$0.13	4.6
Granted	14,834,564	0.09	5.0
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending December 31, 2016	22,834,564	$0.10	4.4 years	$395,217
Exercisable-period ending December 31, 2016	22,834,564	$0.10	4.4 years	$395,217

10.	RELATED PARTY TRANSACTIONS

a)	Dr. Ronald Moomaw (“Moomaw”), a former director of the Company, is the sole owner of the MED-CURE Companies. The Company received 55% of its revenue for the year ended December 31, 2016 from the MED-Cure Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant in 2015 for the purchase of 5,000,000  shares of the Company’s common stock valued @ $465,000, the fair value at the time of issuance.

b)	The Company advanced operating funds on a short-term basis to the MED-CURE Companies and received payments during the year ended December 31, 2016. As of December 31, 2016, the MED-CURE Companies owed the Company $783,060 and $100,000, respectively. On December 31, 2016, the Company wrote off the balance of $783,060 from the MED-CURE Conversion reducing the balance to $-0-.

c)	On December 31, 2016, the Company also wrote off the accounts receivable from the MED-CURE Companies in the amount of $346,813 and recorded the amount as bad debt expense for the year ended December 31, 2016.

d)	Our Chief Executive Officer, Christopher Smith and Nathan Hawkins, a director of the Company,are each a 33 ½ % owner of Global Physicians Healthcare, Inc. a healthcare consulting company, which was paid $71,929 by the Company for services rendered under a September 16, 2016 Support Services Agreement with the Company.

e)	Nathan Hawkins, a director of the Company, has an indirect 47.5% interest in Physicians Stat Lab LLC, a medical services laboratory. In connection with support services rendered by the Company, Physicians Stat Lab, LLC made $68,360 of consulting payments to LifeStyle in 2016.

11.	MAJOR CUSTOMERS

59% of the revenues for the year ended December 31, 2016, was received from companies owned 100% by Dr. Ronald Moomaw, a former director of the Company.

12.	COMMITMENTS AND CONTINGENCIES

Leases

In connection with the transaction with MedCure, the Company entered into a lease agreement with the former owner of MedCure. The Company also entered into a lease agreement with MedCure whereby MedCure will sublease the clinics from the Company. On December 31, 2016, the Company entered into a lease termination and settlement agreement with the former owner of MedCure. At the same the Company terminated its lease agreements with the MedCure companies.

The Company currently leases office space in Orlando, Florida on a month-to-month basis for approximately $2,000 per month.The Company also leases office space in Houston, Texas. The Company pays approximately $1,200 per month expiring on December 31, 2017. The minimum lease commitment for the year ending December 31, 2017 is $14,328.

Rent expense was $277,270 and $222,088 for the years ending December 31, 2016 and 2015, respectively.

Consulting Agreements

a)	During 2016 and 2015, Lifestyle entered into various consulting agreements with third parties in connection with business advisory services and management support services. For the years ended December 31, 2016 and 2015, consulting services amounted to $958,008 and $93,687, respectively.

b)	On July 1, 2012, Lifestyle entered into an employment agreement with Christopher Smith("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Effective August 1, 2015, the monthly salary for Smith was increased to $12,500. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the years ended December 31, 2016, and 2015, payroll-officer amounted to $171,250 and $97,500, respectively. Smith also received warrants in 2016 to purchase 2,500,000 shares of common stock valued at $250,000.

13.	REVISION OF PRIOR QUARTERS FINANCIAL STATEMENT

The Company identified an error relating to the recognition of income during the year ended December 31, 2016. The effect of error is to increase net loss for the periods ended March 31, 2016, June 30, 2016, and September 30, 2016.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Measurements in Current Year Financial Statements, the Company determined that the impact of the adjustments relating to the correction of this accounting error are not material to previously issued unaudited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

Effects on financials for the three months ended March 31, 2016:

	March 31, 2016
	As Previously		As
Consolidated Balance Sheet	Reported	Adjustments	Revised

Accounts Receivable-related party	$429,337	$(36,000)	$393,337

Accumulated deficit	(9,472,881)	(36,000)	(9,508,881)

Total stockholders' deficit	(266,526)	(36,000)	(302,526)

	For the Three Months ended March 31, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised

Management fees-related party	$216,000	$(36,000)	$180,000

Net loss	(111,912)	(36,000)	(147,912)

Net loss-basic and diluted	0.00		0.00

	For the Three Months ended March 31, 2016
	As Previously		As
Consolidated Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(111,912)	$(36,000)	$(147,912)

Accounts receivable	87,531	(36,000)	51,531

	June 30, 2016
	As Previously		As
Consolidated Balance Sheet	Reported	Adjustments	Revised

Accounts Receivable-related party	$516,100	$(174,000)	$342,100

Accumulated deficit	(9,668,548)	(174,000)	(9,845,548)

Total stockholders' equity (deficit)	67,928	(174,000)	(109,072)

	For the Six Months ended June 30, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised

Management fees-related party	$507,756	$(174,000)	$333,756

Net loss	(307,579)	(174,000)	(481,579)

Net loss-basic and diluted	(0.01)		(0.01)

	For the Six Months ended June 30, 2016
	As Previously		As
Consolidated Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(307,579)	$(174,000)	$(481,759)

Accounts receivable	768	(174,000)	(173,232)

	September 30, 2016
	As Previously		As
Consolidated Balance Sheet	Reported	Adjustments	Revised

Accounts Receivable-related party	$572,850	$(316,500)	$256,350

Accumulated deficit	(9,527,686)	(316,500)	(9,844,186)

Total stockholders' equity (deficit)	700,768	(316,500)	384,268

	For the Nine Months ended September 30, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised
Management fees-related party	$935,258	$(316,500)	$618,758

Net loss	(166,717)	(316,500)	(483,217)

Net loss-basic and diluted	(0.01)		(0.01)

	For the Nine Months ended September 30, 2016
	As Previously		As
Consolidated Statement of Cash Flows	Reported	Adjustments	Revised
Net loss	$(166,717)	$(316,500)	$(483,217)

Accounts receivable	(61,715)	(316,500)	(378,215)

14.	SUBSEQUENT EVENTS

In January 2017, the Company issued warrants to purchase 50,000 shares of common stock, exercisable at $.10 per share, to each of the four directors of the Company for services as directors for the year 2017.

In March 2017, Roy Meadows exercised a cashless common stock purchase warrant and the Company issued Roy Meadows 927,118 shares of common stock.

On April 1, 2017, the Company and Emile Fares, M.D., entered into an agreement to modify the original note of the Company to Fares to decrease the principal amount of the note from $275,000 to $70,000, and to extend the maturity to October 15, 2017.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2016, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2016, our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of as of April 1, 2017.

Name	Age	Title
Christopher P. Smith	53	President and Chief Executive Officer, Chief Financial Officer and Director
Adam Sachs	49	Secretary and Director
Nathan Hawkins	40	Director
Gerald Goodman	69	Director

Effective January 1, 2017, the Board of Directors of the Company appointed Nathan Hawkins and Gerald Goodman as directors of the Company, for initial terms of one year, to fill two existing vacancies on the Board. Ronald Moomaw resigned as a director on March 2, 2017, for personal reasons.

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Christopher Smith was elected a director, and appointed as our President and Chief Executive Officer, on February 4, 2012, in connection with the acquisition by the Company on December 29, 2011 of all of the outstanding capital stock of Lifestyle Medical Corporation (LMC). Mr. Smith has served as the President of LMC which, since its formation on November 14, 2011, acquired two companies that license and manage men’s health clinics prior to LMC’s acquisition by the Company. Mr. Smith also served as the President of Men’s Medical Corporation since its inception on August 6, 2010. Our planned acquisition of this company was terminated on May 31, 2011, by agreement of all parties, one primary reason being that Men’s Medical Corporation was unable to provide audited financial statements reflecting the acquisition of a minimum of three men’s health clinics, as agreed by the parties and required by the acquisition agreement. Mr. Smith has also been the Managing Member of Saddleworth Ventures LLC, a financial consulting firm, since March 30, 2006.  He graduated from Flagler College with a Bachelor of Arts degree in 1995 majoring in business and economics.  From 2005 until the formation of Saddleworth Ventures LLC, Mr. Smith worked as an independent financial consultant on various projects in the medical field.

Adam Sachs was elected a director on September 30, 2012. Mr. Sachs is a senior level executive with over 25 years of corporate and multi-unit leadership, domestic and international.  From December 2013 to the present he has been the Vice President of Marketing and Operations for Next Medical Florida, a Florida based group of integrated medical offices focusing on General Medicine, Diabetes, Neuropathy, Headaches, Pain Management and Chiropractic.  From September of 2011 through December 2013, Mr. Sachs was a Director for a ten store, $15M, market covering two states for Sears Holding Company. From 1993 to September 2011, Mr. Sachs was with Best Buy, an International Fortune 100 retailer of computers, consumer electronics appliances and services, his last position from June, 2007 to September, 2011, being the Director, International Retail Operations, in Richfield, Minnesota. From February 2006 to June 2007, Mr. Sachs was a Market Director for Best Buy for a 12-state (plus Puerto Rico), $220M, region with 225 stores, and prior thereto from 2006 was District Manager, Sales for a 12 big-box store territory. From 2001 to 2006 Mr. Sachs held various Regional Manager positions for with Best Buy, in the areas of Product Processing, Customer-Centricity, Marketing, and Merchandising. Mr. Sachs attended Illinois State University from 1987-1989, majoring in business administration, with a minor in marketing.

Nathan Hawkins, age 40, began his professional career in 1994 by serving five years in the United States Air Force as a medical technologist, travelling the country working in VA hospitals and clinical laboratories to ensure the service personnel received the best clinical care possible. After an honorable discharge from the Air Force in 1998, Mr. Hawkins accepted the position of Field Engineer at Johnson & Johnson Ortho Clinical Diagnostics, where he was recognized as the top performing Field Engineer in the company. Leaving Johnson & Johnson in 2000, Mr. Hawkins began working for Diagnostics Product Corporation as their Senior Product Development Manager. With Mr. Hawkins’ assistance, DPC was, and still is one of the global leaders in immunodiagnostics, focusing on developing, manufacturing and distributing automated body fluid analyzers and tests, such as those related to cancer and cardiac disease, as well as hormone and allergy conditions. In 2003, realizing the inefficacies and problems the healthcare market faced, Mr. Hawkins and his partner founded a company that would later become Vista Clinical Diagnostics, which opened its doors for business in January 2004. Over the next decade, Hawkins and his partner grew Vista from a 1,500 square foot facility in Lake Minneola, Florida, to a state-of-the-art, 35,000 square foot facility headquartered in Clermont, Florida, as well as opening additional laboratories in Lake City, Florida and Danville, Virginia with contracts with over 650 skilled nursing homes, 400 assisted living facilities, and servicing walk-in patients from over 50 patient service centers across Florida. In 2014, Mr. Hawkins founded Novus Health in Orlando, Florida, to provide forward thinking knowledge and solutions that enable physicians to administer a new patient-centric level of care from a network of mobile blood drawing, to the utilization of an association of independent, small-business laboratories, to having access to physician's notes from anywhere around the globe. In 2015, Novus Health purchased Physicians STAT Lab (PSL), based in New Port Richey, Florida, Novus, a full-service testing laboratory operated to ensure clients fast and accurate results. PSL uses the industry's best instrumentation, which allows same-day turnaround time for most of the tests it performs. The laboratory is accredited by COLA and was awarded the COLA Laboratory Excellence Award in 2014. This prestigious recognition is given to less than 3% of laboratories nationwide.

Following graduation from high school Hampden Academy in Hampden, Maine, which he attended from 1994 to 1998, Mr. Hawkins studied at the United States Air Force Medical Laboratory Science Program in 1996, and continued his business and computer science studies at Troy State University until 1999.

Gerald Goodman, age 68, is a certified public accountant and since 2014 has practiced with his own firm Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. He provided the firm’s public and privately-held clients with audit, tax and management advisory services, and was partner-in-charge of the firm’s SEC practice. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting.

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

Committees of our Board of Directors

Our Board of Directors appointed Nathan Hawkins and Gerald Goodman as members of the Audit Committee of the Board for fiscal 2017. Neither Mr. Hawkins or Mr. Goodman would be viewed as independent under the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

The Board has does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company and the current levels of compensation to corporate officers. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in Florida and Texas and familiarity with healthcare issues.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Annual Report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 121 South Orange Ave., Suite 1500, Orlando, FL 32801 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

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

We do not have a formal policy on attendance by directors at meetings of our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. The Company believes that all such required filings in the fiscal year ended December 31, 2016 have been made, with the exception of those listed below.

Mr. Adam Sachs was appointed as a director on September 30, 2012, and was required to file a Form 3 within 10 days of his appointment. Mr. Sachs’s Form 3 was filed on February 15, 2017. Messrs. Christopher Smith and Adam Sachs were issued common stock purchase warrants for five years’ service on the Company’s Board of Directors on December 17, 2016, and for services in fiscal 2017, on January 13, 2017, which issuances were reported by these directors in a Form 4 and Form 3, respectively, both filed on February 15, 2017. Gerald Goodman filed a late Form 3 on February 16, 2017, which was due 10 days after his appointment as a director effective January 1, 2017, and which reported the January 13, 2017 issuance of a five-year warrant to purchase 50,000 shares of common stock as compensation for service on the Board of Directors in fiscal 2017. Nathan Hawkins filed a Form 3 on February 15, 2017, which reported his initial ownership of securities of the Company as of January 1, 2017, the date of his appointment as a director and the issuance to him on January 13, 2017 as compensation for fiscal 2017 services as a director, of five-year warrants to purchase 50,000 shares of common stock.

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2014, 2015 and 2016 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Christopher Smith,	2014	$60,000							$60,000
CEO	2015	$97,500							$97,500
	2016	$171,250							$171,250

Outstanding Equity Awards

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Smith	3,000,000			$0.10	12/17/2021
Ronald Moomaw	500,000			$0.10	12/17/2021
	5,000,000			$0.09	4/17/2022
Adam Sachs	500,000			$0.10	12/17/2021
Nathan Hawkins	25,000			$0.10	12/17/2021
	2,000,000			$0.08	9/16/2021

Director Compensation

Currently, our directors receive common stock purchase warrants to purchase 50,000 shares of our common stock as annual compensation for serving on our Board of Directors. We compensate directors both by set fees for service as a director and as per specific agreements with each director. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

Director Compensation in 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christopher Smith			$50,000				$50,000
Ronald Moomaw			$50,000				$50,000
Adam Sachs			$50,000				$50,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of April 28, 2017 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 34,885,375 shares of common stock outstanding as of April 28, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Christopher P. Smith (2)	5,523,513	15.83%

James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	12.11%

The Dellinger Fund 201 S. Orange Ave., Suite 1510 Orlando, FL 32801 (2)	11,800,000	33.83%

Nissonis BV 1083 HP Vivaldistraat 52 Amsterdam The Netherlands	3,223,447	9.24%

Adam Sachs (3)	560,000	1.58%

Nathan Hawkins (4) 3405 Bay Meadow Court Windermere, FL 34786 3405 BAY MEADOW COURTWINDERMERE FL 34786	2,075,000	5.95%

Gerald Goodman (5)	50,000	*

Ronald C. Moomaw (6)	5,612,499	13.88%

All officers and directors as a group (3 persons)	6,133,513	17.58no %

* Less than 1%.

(1)	The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given, listed in the above table are c/o Lifestyle Medical Network Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.

(2)	Christopher Smith, our Chief Executive Officer, owns 2,473,513 shares of common stock directly and controls The Dellinger Fund, which holds 11,800,000 shares of common stock. Mr. Smith has no equity interest in The Dellinger Fund. Mr. Smith disclaims any beneficial ownership in shares of the Company’s common stock held by The Dellinger Fund. Mr. Smith additionally owns beneficially (i) 500,000 shares of our common stock issuable upon exercise of a common stock purchase warrant for five years’ service as a director, and 2,500,000 shares of common stock issuable upon exercise of a common stock purchase warrant issued as compensation for services performed for the Company, both of such warrants having been issued December 17, 2016, and expire December 17, 2021; and (iii) 50,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services a director in 2017.

(3)	Mr. Sachs owns 10,000 shares of common stock directly, and additionally owns beneficially (i) 500,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued December 17, 2016, for five years’ service as a director, and expiring December 17, 2021; and (iii) 50,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services a director in 2017.

(4)	Nathan Hawkins owns beneficially (i) 2,000,000 shares of common stock issuable upon exercise of a common stock purchase warrant issued as compensation for services performed for the Company, such warrant having been issued September 16, 2016, and expires October 1, 2021; and (ii) 25,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued December 17, 2016, for consulting services rendered in the fourth quarter of 2017, and (iii) 50,000 shares of our common stock ;issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services as a director in 2017.

(5)	Gerald Goodman owns beneficially 50,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services a director in 2017.

(6)	Dr. Ronald Moomaw owns 49,999 shares of common stock directly, and additionally owns beneficially (i) 5,000,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued to him April 17, 2015, and expiring April 17, 2022; (ii) 500,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued December 17, 2016, for five years’ service as a director, and expiring December 17, 2021; and (iii) 12,500 shares of our common stock issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services a director in the first quarter of 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Global Physicians Access, Inc.

Our Chief Executive Officer, Christopher Smith, and Nathan Hawkins, a director of the Company, are each a 33 1/3% owner of Global Physicians Access, Inc., a healthcare consulting company, which was paid $71,929 by the Company in 2016 for services rendered under a September 16, 2016 Support Services Agreement with the Company.

Physicians Stat Lab, LLC

Nathan Hawkins, a director of the Company, has an indirect 47.5% ownership interest in Physicians Stat Lab, LLC, a medical services laboratory. In connection support services rendered by the Company, Physicians Stat Lab made $68,360 of consulting fee payments to Lifestyle in 2016.

Lease Agreements with MED-CURE Companies

Dr. Ronald Moomaw, a former director of the Company, purchased, effective April 1, 2015, the two medical professional associations, MED-CURE Primary Care Physicians, P.A. and MED-CURE Anti-Aging and Skin Care, P.A. (the “MED-CURE Companies”) that own the six clinics. The MED-CURE Companies agreed, effective April 1, 2015, to enter into management agreements with the Company, pursuant to which the Company, through its subsidiary Lifestyle Texas Medical Management, LLC (“Lifestyle Management”).

The leasing arrangements for the properties leased for the clinics’ offices were restructured effective April 1, 2015, with our real estate subsidiary, Lifestyle Texas Real Estate, LLC, leasing the properties where the clinics’ offices are located from the former owner of the Med-Cure Companies, and subleasing the properties back to the Med-Cure Companies for a five year term. In connection with the transaction with MedCure, the Company entered into a lease agreement with the former owner of MedCure. In 2015, the Company leased the clinics from the former owner of MedCure for five years with a five year renewal option at a monthly rental of $22,640. The Company also entered into a lease agreement with MedCure whereby MedCure subleased the clinics from the Company at a monthly rental of $25,500, for a five-year term with a renewal option for an additional five years.

All leases have been terminated as of December 31, 2016.

The following table sets forth the estimated differentials in rent paid by Lifestyle Texas Real Estate, LLC to the owner of the properties leased by the MED-CURE Companies in the period January 1 through December 31, 2016, and amounts paid in that period under the subleases by the MED-CURE Companies.

Property Location	Monthly Base Rent Payable Under Master Lease by Lifestyle Texas Real Estate, LLC	Monthly Additional Rent Payable (est. subj. to adjustment) under Master Lease by Lifestyle Texas Real Estate, LLC	Subtenant	Monthly Base Rent Payable by Subtenant In Year 1	Monthly Lease Rent Escalation Provisions	Estimated Differential for the full Year 2016 between Rent Payable by Lifestyle Texas Real Estate LLC and Subtenant.
Berry Road, Houston Texas	$3,000	$840	Med-Cure Primary Care Physicians PA	$4,500	Monthly rent escalates $500 each year	$7,920
Avenue H, Rosenburg, TX	$4,500	$987	Med-Cure Primary Care Physicians PA	$6,000	Monthly rent escalates $500 each year, with cap of $7,500 per month for yrs. 4 & 5	$6,156
SW Freeway, Houston TX			Med-Cure Primary Care Physicians PA	$7,500	Monthly rent escalates $500 each year, with cap of $9,000 per month for yrs. 4 & 5
	$9,000	$4,313	Med-Cure Anti-Aging and Skin Care PA	$7,500	Monthly rent escalates $500 each year, with cap of $9,000 per month for yrs. 4 & 5	$20,244

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

Item 14.  Principal Accountant Fees and Services

The following table presents fees billed for audit services and other services provided during fiscal years 2016 and 2015 by Sadler, Gibb & Associates, LLC for the audit of the Company’s 2016 and 2015 fiscal years.

	2016	2015
Audit Fees	$35,000	$30,000
Audit-related Fees
Tax Fees
All Other Fees
Total Fees	$35,000	$30,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2016.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2016, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during fiscal 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB, filed January 23, 2007).
3.1a	Certificate of Amendment to Articles of Incorporation, filed September 12, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 20, 2011.)
3.1b	Articles of Merger with the Company’s wholly-owned subsidiary, Lifestyle Medical Network Inc., in which merger the name of the Company, as the surviving company in the merger, was changed to Lifestyle Medical Network Inc. (Incorporated by reference to Exhibit 3.1b to the Company’s Current Report on Form 8-K, filed July 17, 2012.)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-SB, filed January 23, 2007).
3.2a	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2a to the Company’s Current Report on Form 8-K, filed January 13, 2017.)
10.1	Distribution Agreement, dated December 29, 2006 with NTV Hungary Commercial Limited NTV Hungary Commercial Limited Liability Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-SB, filed January 23, 2007).
10.2	Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2008).
10.3	Additional Agreement, dated May 2, 2008, to Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 5, 2008)
10.4	Share Purchase Agreement, dated as of June 10, 2009, between the Company and IPA International Project Agency Establishment (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 4, 2009).
10.5	Agreement, dated as of February 23, 2010, between the Company and SC Stratco Group SRL. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2010.)
10.6	Additional Agreement, dated as of March 5, 2010, between the Company and Media Top Prim Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed March 31, 2010.)
10.7	Purchase Agreement, dated August 3, 2010, between the Company and Stipula Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed August 6, 2010.)
10.7a	Additional Agreement, dated August 13, 2010, to Purchase Agreement dated August 3, 2010, between the Company and Stipula Financial, Inc. (Incorporated by reference to Exhibit 10.7a to the Company’s Current Report on Form 8-K/A, filed August 13, 2010.)
10.8	Exchange Agreement, dated January 31, 2011, between the Company and Men’s Medical Corporation. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 31, 2011.)
10.9	Asset Purchase Agreement, dated February 2, 2011, between the Company and Chiril Luchinsky. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 31, 2011.)
10.10	Exchange Agreement, dated December 29, 2011, between the Company and Lifestyle Medical Corporation. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 6, 2012.)
10.11	Assignment, dated May 9, 2011, of BMG Licensing Agreement to Elite Professional IP Licensing Company, LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)
10.12	License Agreement, dated October 5, 2010, between Modular Properties Limited, Inc. and Worldwide Medassets, Ltd. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)
10.13	Stock Purchase Agreement, dated February 8, 2012, between the Company and Saddleworth Consulting, LLC. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)
10.14	Employment Agreement, effective as of July 1, 2012, between the Company and Christopher P. Smith. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 17, 2012.)
10.15	Convertible Promissory Note Amendment, dated May 16, 2016, between the Company and Roy Meadows. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed May 23, 2016.)
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

*       Filed herewith.

**     Furnished herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK, INC

Date: May 1, 2017	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on May 1, 2017.

By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer,
Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs, Director and Secretary

By:	/s/ Nathan Hawkins
Nathan Hawkins, Director and Secretary

By:	/s/ Gerald Goodman
Gerald Goodman, Director