Form 10-Q
period 2017-03-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2017-05-15
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-52408

LIFESTYLE MEDICAL NETWORK INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-1026995
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

121 South Orange Avenue, Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

(407) 377-6336

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 34,885,375 as of May 15, 2017.

LIFESTYLE MEDICAL NETWORK, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,979	$48,376
Accounts receivable-related party	19,984	68,360
Accounts receivable	461,497	232,715
Prepaid expenses	281,250	275,034
Total Current Assets	818,710	624,485

Property, plant and equipment - net	70,876	69,902
Prepaid expenses-net of current portion	133,280	200,802
TOTAL ASSETS	$1,022,866	$895,189

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$633,411	$426,219
Accounts payable-related party	89,835	71,929
Notes payable	525,000	545,000
Current portion of convertible notes payable, net of $158,594 and $304,718 debt discount	1,331,926	1,185,802
Total Current Liabilities	2,580,172	2,228,950

LONG-TERM LIABILITIES:
Convertible notes payable, net of $2,488 and $4,543 debt discount	47,512	45,457

Total Liabilities	2,627,684	2,274,407

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 34,885,375 and 33,958,257 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	34,885	33,959
Additional paid-in-capital	10,967,655	10,948,581
Accumulated deficit	(12,607,358)	(12,361,758)
Total Stockholders' Deficiency	(1,604,818)	(1,379,218)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,022,866	$895,189

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:		(As revised)
Management fees-related party	$142,611	$180,000
Management fees	1,197,494	-
Rental income-related party	-	103,500
Total revenues	1,340,105	283,500

Costs and expenses:
Cost of revenue related to management fees	918,601	133,963
Cost of revenue related to rental income	-	67,894
Cost of revenue- related party management fees	260,297	-
Selling, general and administrative expenses	202,025	168,030
Total Costs and expenses	1,380,923	369,887

Loss from operations	(40,818)	(86,387)

Other income (expense):
Other income	-	25,000
Interest expense	(204,782)	(86,525)
Total Other income (expense)	(204,782)	(61,525)

Loss from operations before provision for income taxes	(245,600)	(147,912)

Provision for income taxes	-	-

Net loss	$(245,600)	$(147,912)

Loss per common share-basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted
	34,062,446	33,658,257

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:		(As revised)
Net loss	$(245,600)	$(147,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	1,388
Depreciation	7,240	8,687
Amortization of debt discounts	148,179	57,775
Changes in operating assets and liabilities:
Accounts receivable	(228,782)	-
Accounts receivable-related party	48,376	51,531
Prepaid expenses	81,306	49,188
Accounts payable-related party	17,906	-
Accounts payable and accrued expenses	207,192	99,159
Net Cash Provided by (Used In) Operating Activities	35,817	119,816

Cash flows from investing activities:
Purchase of equipment	(8,214)	-
Advances to related party	-	(181,300)

Net Cash Used In Investing Activities	(8,214)	(181,300)

Cash flows from financing activities:
Proceeds from short-term debt	-	30,000
Repayments of short-term debt	(20,000)	(6,000)

Net Cash Provided by Financing Activities	(20,000)	24,000

Net change in cash	7,603	(37,484)

Cash and cash equivalents - Beginning of period	48,376	49,719

Cash and cash equivalents - End of period	$55,979	$12,235

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:

Issuance of warrants for prepaid services	$20,000	-

Cashless conversion of warrants	$926	-

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THREE MONTHS ENDED MARCH 31, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2017 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2016 was derived from audited financial statements of the Company.

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

Current Operations

As of the date of this report, the Company is focusing its efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC and Lifestyle Florida Medical Management LLC, on providing administrative support and practice management services to healthcare providers. In May 2016, the Company commenced working with Global Physicians Healthcare, Inc. (“Global”), of which the Company’s Chief Executive Officer, Christopher Smith, and another Director, each own a one-third equity interest. The Company entered into a support services agreement with Global in September 2016, under which Global has provided valuable assistance to the Company as a marketing and services consultant in marketing services to healthcare providers and healthcare systems. The Company following initiation of its healthcare provider support services in 2016 is now expanding its generated marketing efforts for client healthcare providers.

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

Going Concern

The consolidated financial statements for the three months ended March 31, 2017 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to these accounting policies during the three months ended March 31, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Revenue Recognition

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2017	2016
Equipment	$124,101	$115,887
Accumulated depreciation	(53,225)	(45,985)
	$70,876	$69,902

Depreciation expense for three months ended March 31, 2017 and 2016 was $7,240 and $8,687, respectively.

3.	DEBT

Short-term debt as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Short-term and Convertible Debt

Unsecured promissory note, interest @ 12% per annum, due July 15, 2017	$150,000	$150,000

Unsecured promissory note, interest @ 10%, due August 15, 2017	75,000	75,000

Convertible promissory note, interest @ 10% per annum, due November 1, 2017	100,000	100,000

Convertible promissory note, interest @ 12% per annum, due April 28, 2017 and June 8, 2017 (2)	562,565	461,897

Convertible promissory note, interest @ 12% per annum, due December 17, 2016	100,000	100,000

Convertible promissory note, interest @ 10% per annum, due November 1, 2017	50,000	50,000

Unsecured promissory note, interest @ 10% per annum, due May 1, 2017	25,000	25,000

Secured promissory note, interest @ 6% per anum due October 15, 2017 (6)	275,000	275,000

Convertible promissory note, interest @ 12% per annum, due June 13, 2017 (3)	246,685	242,652

Unsecured promissory note, interest free, due on demand (1)	-	20,000

Convertible promissory note, interest @ 12% per annum, due June 13, 2017 (4)	206,874	187,467

Convertible promissory note, interest @ 12% per annum, due November 28, 2017 (5)	65,802	43,786

Convertible promissory note, interest @ 12% per annum, due August 24, 2018 (7)	47,512	45,457
	1,904,438	1,776,259
Less: Current portion	1,856,926	1,730,802
	$47,512	$45,457

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats (an unrelated party) and received $30,000. The promissory note is interest-free and is payable on or before August 15, 2016. The Company repaid the note in full in July 2016. In October 2016, Keats advanced an additional $20,000. The note is interest free and due on demand. The Company repaid the note in full in March 2017.

(2)	On May 16, 2016, the Company amended its loan agreements with Roy Meadows (“Meadows”), an unrelated party. The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2017 and June 8, 2017, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $308,000 and $307,520, respectively.

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a Beneficial Conversion Feature of $409,766, the beneficial conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of March 31, 2017 was $52,955.

(3)	On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000.The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share. The fair value at the date of issuance was $0.07, which created a beneficial conversion feature of $16,355, the beneficial conversion feature was recorded as a debt discount over the life of the debt. The debt discount as of March 31, 2017 was $3,315.

(4)	On October 17, 2016, the Company issued a convertible note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per anum and matures on June 13, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $78,705, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of March 31, 2017 was $43,126.

(5)	On November 28, 2016, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per anum and matures on November 28, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.15, which created a beneficial conversion feature of $89,286, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of March 31, 2017 was $59,198.

(6)	On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M.D. (the “Payee”), an unrelated party, and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA. The secured promissory note bears interest @ 6% per anum and matures one year from the date issuance. On April 1, 2017, the Company and payee entered into an agreement to modify the original note of the Company to the payee to decrease the principal amount of the note from $275,000 to $70,000, and to extend the maturity to October 15, 2017. Any interest accrued would be included as part of the principal payment.

(7)	On August 24, 2016, the Company issued a convertible note to Daniel Hagen, an unrelated party, and received proceeds of $50,000. The promissory note bears interest @ 10% per anum and matures on August 24, 2018. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $8,333, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of March 31, 2017 was $2,488.

Interest expense for the three months ended March 31, 2017 and 2016 amounted to $204,782 and $86,525, respectively.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2017	2016
Interest	$228,239	$171,636
Salaries – Officer	-	-
Professional fees	111,778	104,278
Consulting	281,263	124,384
Other	12,131	25,921
	$633,411	$426,219
Consulting fee – related
Party	$89,835	$71,929

5.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2017 there were 36,455,250 potential common shares respectively. Because of the net loss, the effect of these potential common shares is anti-dilutive.

6.	WARRANTS

In January 2017, the Company issued warrants to the directors of the Company to purchase 200,000 shares of common stock at an exercise price of $0.09 per share. The warrants were issued in connection with services to be provided through December 31, 2017. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $20,000, all of which was expensed during the three months ended March 31, 2017.

In March 2017, Roy Meadows exercised a cashless common stock purchase warrant and the Company issued Roy Meadows 927,118 shares of common stock. The remaining balance of the warrant was cancelled.

In February 2017, 2,400,000 warrants expired.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 years, a risk free interest rate of 1.19%, a dividend yield of -0- and volatility of 387.1%. The fair value of the warrants issued amounted to $20,000.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company's common stock issued. The warrants were granted in lieu of cash compensation for services performed.

	Shares	Price	Life	Value
Outstanding, January 1, 2017	22,834,564	$0.10	4.4
Granted	200,000	0.09	5.0
Expired/Cancelled	(2,532,446)
Exercised	(927,118)	0.025
Outstanding, March 31, 2017	19,575,000	$0.09	4.8 years	$2,769,500
Exercisable, March 31, 2017	19,575,000	$0.09	4.8 years	$2,769,500

7.	RELATED PARTY TRANSACTIONS

a) Our Chief Executive Officer, Christopher Smith and Nathan Hawkins, a director of the Company, are each a 33 ½ % owner of Global Physicians Healthcare, Inc. a healthcare consulting company, which was paid $260,297 by the Company for services rendered under a September 16, 2016 Support Services Agreement with the Company during the three months ended March 31, 2017.

b) Nathan Hawkins, a director of the Company, has an indirect 47.5% interest in Physicians Stat Lab LLC, a medical services laboratory. In connection with support services rendered by the Company, Physicians Stat Lab, LLC made $139,311 of consulting payments to Lifestyle during the three months ended March 31, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Consulting Agreements

a)	Lifestyle entered into various consulting agreements with third parties in connection with business advisory services and management support services. For the three months ended March 31, 2017 and 2016, consulting services amounted to $1,024,200 and $74,050, respectively.

b)	Lifestyle entered into an employment agreement with Christopher Smith ("Smith"), the Company's Chief Executive Officer. The term of the agreement is for five years. Effective August 1, 2015, the monthly salary for Smith was increased to $12,500. Smith will also receive a performance bonus based on a percentage of the Company's net operating profit before income taxes. For the three months ended March 31, 2017, and 2016, payroll-officer amounted to $37,500 and $37,500, respectively.

9.	REVISION OF PRIOR QUARTERS FINANCIAL STATEMENT

During the audit of the Company’s financial statements for the year ended December 31, 2016, the Company identified an error relating to the recognition of income. The effect of error is to increase net loss for the period ended March 31, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

Effects on financials for the three months ended March 31, 2016:

	March 31, 2016
	As Previously		As
Consolidated Balance Sheet	Reported	Adjustments	Revised

Accounts Receivable-related party	$429,337	$(36,000)	$393,337

Accumulated deficit	(9,472,881)	(36,000)	(9,508,881)

Total stockholders' deficit	(266,526)	(36,000)	(302,526)

	For the Three Months ended March 31, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised

Management fees-related party	$216,000	$(36,000)	$180,000

Net loss	(111,912)	(36,000)	(147,912)

Net loss-basic and diluted	0.00		0.00

	For the Three Months ended March 31, 2016
	As Previously		As
Consolidated Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(111,912)	$(36,000)	$(147,912)

Accounts receivable	87,531	(36,000)	51,531

10.	SUBSEQUENT EVENTS

In April 2017, the Company issued a convertible note to Roy Meadows and received proceeds of $125,000. The note is convertible into common stock at a conversion price of $0.10 per share. In connection with the convertible note, the Company also issued Meadows a 5-year common stock purchase warrant to purchase 250,000 shares of common stock at an exercise price of $0.16 per share.

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

Medical Management Agreements with Houston Medical Facilities

The operations of the MED-CURE and Total Care clinics in Houston, Texas, were acquired in 2015 and 2016 by Dr. Ronald Moomaw, a former director of the Company and a licensed physician in the State of Texas. The Company, through its subsidiary Lifestyle Texas Medical Management, LLC, had provided scheduling, marketing and advertising, office space, equipment, supplies and other management services to these clinics and in return for a percentage of the gross revenues of each of the practice groups. The MED-CURE and Total Care clinics terminated operations in late 2016. In connection with the cessation of operations of these clinics, the Company incurred a bad debt expense write-off of $1,371,475 as at December 31, 2016, representing the aggregate of our investments in these clinics and clinic debt to us as of that date.

Current Operations

As of the date of this report, we are focusing our efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC and Lifestyle Florida Medical Management LLC, on providing administrative support and practice management services to healthcare providers. The services package is tailored to a practice group’s specific needs. Practices can select from menu of business solutions including billing, HR/PEO, accounting and consulting, computer technical support, compliance, and administrative functions including, but not limited to, equipment selection, budgeting, and staffing recruitment.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to these accounting policies during the three months ended March 31, 2017, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

During the three months ended March 31, 2017, we had revenues of $1,340,105, as compared with revenues of $283,500 in the three months ended March 31, 2016, and we recorded a net loss of $245,600 in 2017, as compared with a net loss of $147,912 for 2016. The lower loss in the three months ended March 31, 2016 was principally due to an increase in revenues during the comparable period in 2017 offset by an increase in total costs and expenses of $1,380,923 in 2017, as compared with $369,887 in 2016, and an increase in interest expense from $86,525 in 2016 to $204,782 in 2017, of which approximately $148,000 was amortization of the beneficial conversion feature of outstanding debt. In the three months ended March 31, 2017, cost of revenue related to management fees was $918,601 and $260,297 of related party fees, as compared with $133,963 in 2016, and of cost of revenue related to rental income was $67,894 in 2016, for which the 2017 amount was $-0-. The higher cost of revenue related to rental income in 2016 was due to commencement of medical consulting operations in Houston in April 2015. Amortization of warrant expense in the three months ended March 31, 2017 was $88,750, as compared to $-0- in 2016. General and administrative expense was $202,025 in 2017, as compared with general and administrative expense in 2016 of $168,030 in 2016, which reflects higher operating costs associated with management of the MED-CURE clinic operations in 2016.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 2017, we had a working capital deficiency of approximately $1,761,462. At March 31, 2017, we had total assets of approximately $1,022,866, including $55,979 of cash. Net cash provided by operating activities in the three months ended March 31, 2017 was approximately $35,817; net cash used in investing activities was approximately $8,214; and $20,000 of short term debt was repaid in 2017.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the three months ended March 31, 2016, we generated revenues of $1,340,105, incurred total operating expenses of $1,380,923 and had a net loss of $245,600. As of March 31, 2017, we had $55,979 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

The Company has financed its operations in part with issuances of convertible debt to private investors.

On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note bears interest at 10% per annum and both principal and interest are payable on or before August 15, 2016. The Company repaid the note in full in July 2016.

On April 1, 2016, the Company issued a secured $275,000 promissory note to Emile Fares, M,D, (“Farris”) in payment for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest at 6% per annum and matures one year from the date issuance. The note is secured by all collections received by Lifestyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totalcare Medical PA. On April 1, 2017, the Company and Farris, entered into an agreement to modify the original note of the Company to Farris to decrease the principal amount of the note from $275,000 to $70,000.

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

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a beneficial conversion feature of $409,766. The beneficial conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of March 31, 2017 was $52,195.

On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000. The promissory note bears interest at 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share. The debt discount as of March 31, 2017 was $43,126

On August 24, 2016, the Company borrowed $50,000 from Daniel Hagen. The loan is at an interest rate of 8%, is due August 24, 2018, and is convertible into common stock at an exercise price of $.06 per share. The fair value of the Company’s common stock on the date of funding of the loan resulted in a beneficial conversion feature of $7,488, which was recorded as a debt discount over the life of the loan. The debt discount as of March 31, 2017 was $2,488.

In April 2017, the Company issued a convertible note to Roy Meadows and received proceeds of $125,000. The note is convertible into common stock at a conversion price of $0.10 per share. In connection with the convertible note, the Company also issued Meadows a 5-year common stock purchase warrant to purchase 250,000 shares of common stock at an exercise price of $0.16 per share.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of March 31, 2017, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended March 31, 2017, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the first fiscal quarter of our 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: May 15, 2017	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

