Form 10-Q
period 2017-06-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2017-08-21
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(407) 377-6336

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 34,885,375 as of August 21, 2017.

LIFESTYLE MEDICAL NETWORK, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$111,163	$48,376
Accounts receivable-related party	48,500	68,360
Accounts receivable	291,218	232,715
Loan receivable	13,600	-
Prepaid expenses	282,444	275,034
Total Current Assets	746,925	624,485

Property, plant and equipment - net	57,635	69,902
Prepaid expenses-net of current portion	64,530	200,802
TOTAL ASSETS	$869,090	$895,189

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$386,361	$426,219
Accounts payable-related party	40,378	71,929
Notes payable	285,000	545,000
Current portion of convertible notes payable, net of $156,449 and $304,718 debt discount	1,659,632	1,185,802
Total Current Liabilities	2,371,371	2,228,950

LONG-TERM LIABILITIES:
Convertible notes payable, net of $433 and $4,543 debt discount	49,567	45,457

Total Liabilities	2,420,938	2,274,407

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 34,885,375 and 33,958,257 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	34,885	33,959
Additional paid-in-capital	11,247,721	10,948,581
Non-controlling interest	16,000	-
Accumulated deficit	(12,850,454)	(12,361,758)
Total Stockholders’ Deficiency	(1,551,848)	(1,379,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$869,090	$895,189

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:		(As revised)		(As revised)
Management fees-related party	$100,283	$213,750	$242,894	$393,750
Management fees	1,069,305	-	2,266,799	-
Rental income-related party	-	110,250	-	213,750
Total revenues	1,169,588	324,000	2,509,693	607,500

Cost of revenue and operating expenses:
Cost of revenue related to management fees	864,123	170,644	1,782,089	304,607
Cost of revenue related to rental income	-	67,894	-	135,788
Cost of revenue- related party management fees	166,611	-	427,543
Selling, general and administrative expenses	161,538	241,484	363,563	409,514
Total Cost of revenue and operating expenses	1,192,272	480,022	2,573,195	849,909

Loss from operations	(22,684)	(156,022)	(63,502)	(242,409)

Other income (expense):
Gain(loss) on extingishment of debt	221,500	(61,697)	221,500	(61,697)
Other income	-	-	-	25,000
Interest expense	(441,913)	(115,948)	(646,694)	(202,473)
Total Other income (expense)	(220,413)	(177,645)	(425,194)	(239,170)

Loss from operations before
Provision for income taxes	(243,097)	(333,667)	(488,696)	(481,579)

Provision for income taxes	-	-	-	-

Net loss	$(243,097)	$(333,667)	$(488,696)	$(481,579)

Loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	34,885,375	33,707,708	34,480,721	33,682,982

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:		(As revised)
Net loss	$(488,696)	$(481,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	2,776
Depreciation	14,481	32,435
(Gain) loss on extinguishment of debt	(221,500)	61,697
Stock-based compensation	-	22,000
Renewal of note and additional interest expense	252,082	-
Amortization of debt discount and warrants	277,379	225,044
Changes in operating assets and liabilities:
Accounts receivable	(58,503)	-
Accounts receivable-related party	19,860	174,768
Prepaid expenses	148,862	36,857
Accounts payable-related party	(31,551)	-
Accounts payable and accrued expenses	80,187	157,611
Net Cash Provided by (Used In) Operating Activities	(7,399)	231,609

Cash flows from investing activities:
Purchase of equipment	(2,214)	-
Loan receivable	(13,600)	-
Repayments by related party	0	265,000
Advances to related party	-	(775,181)

Net Cash Used In Investing Activities	(15,814)	(510,181)

Cash flows from financing activities:
Proceeds from short-term debt	125,000	280,000
Proceeds from non-controlling interests	16,000	-
Repayments of short-term debt	(55,000)	(24,000)

Net Cash Provided by Financing Activities	86,000	256,000

Net change in cash	62,787	(22,572)

Cash and cash equivalents - Beginning of period	48,376	49,719

Cash and cash equivalents - End of period	$111,163	$27,147

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:

Issuance of warrants for prepaid services	$20,000	$-

Cashless conversion of warrants	$926	$-

Discount on convertible debt	$125,000	$-

See notes to unaudited consolidated financial statements.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2017 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2016 was derived from audited financial statements of the Company.

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

Current Operations

As of the date of this report, the Company is focusing its efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC and Lifestyle Florida Medical Management LLC, on providing administrative support and practice management services to healthcare providers. The Company’s service package is tailored to a practice group’s specific needs. Practices can select from a menu of business solutions including billing, HR/PEO, accounting and consulting, computer technical support, compliance, and administrative functions including, but not limited to, equipment selection, budgeting, and staffing recruitment.

The Company is continuing to look for opportunities in the direct ownership of clinics where the operations of the clinic would be compatible with the applicable regulatory regime governing ownership of medical practices and where the clinic’s operations would complement the Company’s current practice management services operations.

Going Concern

The consolidated financial statements for the six months ended June 30, 2017 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations.. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to these accounting policies during the six months ended June 30, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Non-controlling interests are reported in the consolidated statement balance sheet as a separate component of equity. Non-controlling interests represent the equity of subsidiaries not attributable, directly or indirectly, to the Company.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2017	2016
Equipment	$118,101	$115,887
Accumulated depreciation	(60,466)	(45,985)
	$57,635	$69,902

Depreciation expense for six months ended June 30, 2017 and 2016 was $14,481 and $32,435, respectively.

3.	DEBT

Short-term debt as of June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Short-term and Convertible Debt

Unsecured promissory note, interest @ 12% per annum, due July 15, 2017	$150,000	$150,000

Unsecured promissory note, interest @ 10%, due August 15, 2017	75,000	75,000

Convertible promissory note, interest @ 10% per annum, due November 1, 2017	100,000	100,000

Convertible promissory note, interest @ 12% per annum, due April 28, 2018 and June 8, 2018 (2)	758,320	461,897

Convertible promissory note, interest @ 12% per annum, due December 17, 2016	100,000	100,000

Convertible promissory note, interest @ 10% per annum, due November 1, 2017	50,000	50,000

Unsecured promissory note, interest @ 10% per annum, due May 1, 2017	-	25,000

Secured promissory note, interest free due October 15, 2017 (6)	60,000	275,000

Convertible promissory note, interest @ 12% per annum, due June 13, 2018 (3)	307,760	242,652

Unsecured promissory note, interest free, due on demand (1)	-	20,000

Convertible promissory note, interest @ 12% per annum, due October 24 , 2017 (4)	226,282	187,467

Convertible promissory note, interest @ 12% per annum, due November 28, 2017 (5)	87,818	43,786

Convertible promissory note, interest @ 12% per annum, due August 24, 2018 (7)	49,567	45,457

Convertible promissory note, interest @ 12% per annum, due April 4, 2018 (8)	29,452	-
	1,994,199	1,776,259
Less: Current portion	1,944,632	1,730,802
	$49,567	$45,457

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats (an unrelated party) and received $30,000. The promissory note is interest-free and is payable on or before August 15, 2016. The Company repaid the note in full in July 2016. In October 2016, Keats advanced an additional $20,000. The note is interest free and due on demand. The Company repaid the note in full in March 2017.

7

(2)

In June 2017, the Company renewed its loan agreements with Roy Meadows (“Meadows”), an unrelated party. The origination dates of the note were April 28, 2016 and June 8, 2016. The Company agreed to pay Meadows a renewal fee of $34,496 and $34,442 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2018 and June 8, 2018, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $379,456 and $378,864, respectively. In addition to the renewal fees, the Company issued 689,382 renewal warrants valued at $110,302 (see noted 6 for further discussion).

The Company also agreed to maintain the conversion price of the loans into the Company’s common stock @ $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company.

(3)

In June 2017, the Company renewed its loan agreement with Meadows. The origination date of the note was June 13, 2016. The Company agreed to pay Meadows a renewal fee of $27,798 on its loan with Meadows and extend the maturity date of the loan to June 13, 2018. The new outstanding balance of the loan including interest and the renewal fee amounted to $307,760.  At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share.  In addition to the renewal fees, the Company issued 279,782 renewal warrants valued at $44,765 (see noted 6 for further discussion).

(4)	On October 17, 2016, the Company issued a convertible note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per annum and matures on June 13, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $78,705, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of June 30, 2017 was $23,718.

(5)	On November 28, 2016, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per annum and matures on November 28, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.15, which created a beneficial conversion feature of $89,286, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of June 30, 2017 was $37,182.

(6)	On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M.D. (the “Payee”), an unrelated party, and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA. The secured promissory note bears interest @ 6% per annum and matures one year from the date issuance. On April 1, 2017, the Company and payee entered into an agreement to modify the original note of the Company to the payee to decrease the principal amount of the note from $275,000 to $70,000, and to extend the maturity to October 15, 2017. Any interest accrued would be included as part of the principal payment. The Company repaid $10,000 in May 2017 against the unsecured note. The Company recorded a gain on the settlement of the debt in the amount of $221,500 during the six months ended June 30, 2017.

(7)	On August 24, 2016, the Company issued a convertible note to Daniel Hagen, an unrelated party, and received proceeds of $50,000. The promissory note bears interest @ 10% per annum and matures on August 24, 2018. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $8,333, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of June 30, 2017 was $433.

(8)

On April 4, 2017, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per annum and matures on April 4, 2018. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share. The fair value of the common stock at the date of issuance of the advance was $0.16, which created a beneficial conversion feature of $125,000, the beneficial conversion feature was recorded as a debt discount over the life of the note. The Company issued 250,000 warrants valued at $62,500 (see note 6 for further discussion), of the $125,000 debt discount recorded, $40,541 represents the relative fair-value of the warrants allocated and remaining to the debt discount. The debt discount as of June 30, 2017 was $95,548.

Interest expense for the six months ended June 30, 2017 and 2016 amounted to $646,694 and $202,473, respectively.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2017	2016
Interest	$119,500	$171,636

Professional fees	110,745	104,278
Consulting	134,921	124,384
Other	21,195	25,921
	$386,361	$426,219
Consulting fee – related
Party	$40,378	$71,929

5.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2017, there were 38,973,125 potential common shares respectively. Because of the net loss, the effect of these potential common shares is anti-dilutive.

6.	WARRANTS

In January 2017, the Company issued warrants to the directors of the Company to purchase 200,000 shares of common stock at an exercise price of $0.09 per share. The warrants were issued in connection with services to be provided through December 31, 2017. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $20,000, all of which was expensed during the six months ended June 30, 2017.

On April 4, 2017, the Company issued a warrant to Roy Meadows to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrant was issued in connection with financing provided to the Company. The relative fair value of the warrant was $40,541, which is included in the $125,000 debt discount recorded against the note and will be amortized.

On May 16,2017, the Company issued a warrant to Roy Meadows to purchase 969,164 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consists of a renewal warrant issued in connection with the extension of three Meadows’ notes. The fair value of the warrant amounted to $155,067, all of which was expensed during the six months ended June 30, 2017.

In March 2017, Roy Meadows exercised a cashless common stock purchase warrant and the Company issued Roy Meadows 927,118 shares of common stock.

During the six months ended June 30, 2017, 2,900,000 warrants expired.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 years, a risk-free interest rate of 1.19%, a dividend yield of -0- and volatility of 387.1%. The fair value of the warrants issued amounted to $60,541.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued. The warrants were granted in lieu of cash compensation for services performed.

	Shares	Price	Life	Value
Outstanding, January 1, 2017	22,834,564	$0.10	4.4
Granted	1,419,164	0.03	5.0
Expired/Cancelled	(3,032,446)
Exercised	(927,118)	0.025
Outstanding, June 30, 2017	20,294,164	$0.09	4.8 years	$2,250,229
Exercisable, June 30, 2017	20,294,164	$0.09	4.8 years	$2,250,229

7.	RELATED PARTY TRANSACTIONS

a) Our Chief Executive Officer, Christopher Smith and Nathan Hawkins, a director of the Company, are each a 33 ½ % owner of Global Physicians Healthcare, Inc. a healthcare consulting company, which was paid $427,543 by the Company for services rendered under a September 16, 2016 Support Services Agreement with the Company during the six months ended June 30, 2017.

b) Nathan Hawkins, a director of the Company, has an indirect 47.5% interest in Physicians Stat Lab LLC, a medical services laboratory. In connection with support services rendered by the Company, Physicians Stat Lab, LLC made $242,894 of consulting payments to Lifestyle during the six months ended June 30, 2017.

8.	COMMITMENTS AND CONTINGENCIES

On July 1, 2017, Lifestyle entered into an employment agreement with Christopher Smith (“Smith”), the Company’s Chief Executive Officer. The term of the agreement is for five years. Effective July 1, 2017, the monthly salary for Smith was increased to $20,000. Smith will also receive a performance bonus based on a percentage of the Company’s net operating profit before income taxes. For the six months ended June 30, 2017, and 2016, payroll-officer amounted to $75,000 and $75,000, respectively.

9.	REVISION OF PRIOR QUARTERS CONSOLIDATED FINANCIAL STATEMENTS

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2016, the Company identified an error relating to the recognition of income. The effect of error is to increase net loss for the period ended June 30, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

Effects on financial statements for the six months ended June 30, 2016:

	June 30, 2016
	As Previously		As
Consolidated Balance Sheet	Reported	Adjustments	Revised

Accounts Receivable-related party	$516,100	$(174,000)	$342,100

Accumulated deficit	(9,668,548)	(174,000)	(9,845,548)

Total stockholders’ deficit	67,928	(174,000)	(109,772)

	For the Six Months ended June 30, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised

Management fees-related party	$567,750	$(174,000)	$393,750

Net loss	(307,579)	(174,000)	(481,579)

Net loss-basic and diluted	(0.01)		(0.01)

	For the Six Months ended June 30, 2016
	As Previously		As
Consolidated Statement of Cash Flows	Reported	Adjustments	Revised

Net loss	$(307,579)	$(174,000)	$(481,579)

Accounts receivable	768	174,000	174,768

	For the Three Months ended June 30, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised

Management fees-related party	$238,283	$(138,000)	$100,283

Net loss	(105,047)	(138,000)	(342,097)

Net loss-basic and diluted	(0.01)		(0.01)

10.	SUBSEQUENT EVENTS

In July 2017, Roy Meadows exercised two cashless common stock purchase warrants and for which the Company is to issue to Roy Meadows 447,699 shares of common stock.

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

Organization

Disclosure regarding forward-looking statements

Throughout this report, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report.

General

Organization

The Company was incorporated in the State of Nevada on September 3, 2003, under the name Beverly Hills Film Studios, Inc. and changed its name to Emerging Media Holdings, Inc. on September 28, 2006. On September 30, 2006, we acquired IM “Media Alianta” SRL, the 100% owner of SA “Analiticmedia-Grup”, both Moldovan companies (“AMG”), and on May 2, 2008 “TNT-Bravo” channel-ICS “Media Top Prim” SRL, the exclusive operator in Moldova of Russian channel TNT programs owned by Gazprom Media.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to these accounting policies during the six months ended June 30, 2017, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

During the six months ended June 30, 2017, we had revenues of $2,509,693, as compared with revenues of $607,500 in the six months ended June 30, 2016, and we recorded a net loss of $488,696 in 2017, as compared with a net loss of $481,579 for 2016. The lower loss in the six months ended June 30, 2016 was principally due to an increase in revenues during the comparable period in 2017 offset by an increase in total costs and expenses of $2,573,195 in 2017, as compared with $849,909 in 2016, and an increase in interest expense from $202,473 in 2016 to $646,694 in 2017, of which approximately $277,379 was amortization of the beneficial conversion feature of outstanding debt. In the six months ended June 30, 2017, cost of revenue related to management fees was $1,782,019 and $427,543 of related party fees, as compared with $304,607 in 2016, and of cost of revenue related to rental income was $135,788 in 2016, for which the 2017 amount was $-0-. The higher cost of revenue related to rental income in 2016 was due to commencement of medical consulting operations in Houston in April 2015. Amortization of warrant expense in the six months ended June 30, 2017 was $277,379, as compared to $225,044 in 2016. General and administrative expense was $363,563 in 2017, as compared with general and administrative expense in 2016 of $409,514, which reflects higher operating costs associated with management of the MED-CURE clinic operations in 2016.

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

During the three months ended June 30, 2017, we had revenues of $1,169,518, as compared with revenues of $324,000 in the three months ended June 30, 2016, and we recorded a net loss of $243,097 in 2017, as compared with a net loss of $333,667 for 2016. The lower loss in the three months ended June 30, 2016 was principally due to an increase in revenues during the comparable period in 2017 offset by an increase in total costs and expenses of $1,192,272 in 2017, as compared with $480,022 in 2016, and an increase in interest expense from $115,948 in 2016 to $441,913 in 2017, of which approximately $97,000 was related to renewal of convertible notes with Roy Meadows. In the three months ended June 30, 2017, cost of revenue related to management fees was $864,123 and $166,661 of related party fees, as compared with $170,644 in 2016, and of cost of revenue related to rental income was $67,894 in 2016, for which the 2017 amount was $-0-. The higher cost of revenue related to rental income in 2016 was due to commencement of medical consulting operations in Houston in April 2015. General and administrative expense was $161,538 in 2017, as compared with general and administrative expense in 2016 of $241,484, which reflects higher operating costs associated with management of the MED-CURE clinic operations in 2016.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 2017, we had a working capital deficiency of approximately $1,624,446. At June 30, 2017, we had total assets of approximately $869,090, including $111,163 of cash. Net cash provided by operating activities in the six months ended June 30, 2017 was approximately $7,399; net cash used in investing activities was approximately $15,814; and $55,000 of short term debt was repaid in 2017.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the six months ended June 30, 2016, we generated revenues of $2,509,693, incurred total operating expenses of $2,573,195 and had a net loss of $488,696. As of June 30, 2017, we had $111,163 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

The Company also agreed to amend the conversion price of the loans into the Company’s common stock to $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company. The fair value of the common stock at the date of issuance of the advance was $0.13, which created a beneficial conversion feature of $409,766. The beneficial conversion feature was recorded as a debt discount over the life of the notes. The debt discount as of June 30, 2017 was $52,195.

On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000. The promissory note bears interest at 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.15 per share. The debt discount as of June 30, 2017 was $43,126

On August 24, 2016, the Company borrowed $50,000 from Daniel Hagen. The loan is at an interest rate of 8%, is due August 24, 2018, and is convertible into common stock at an exercise price of $.06 per share. The fair value of the Company’s common stock on the date of funding of the loan resulted in a beneficial conversion feature of $7,488, which was recorded as a debt discount over the life of the loan. The debt discount as of June 30, 2017 was $2,488.

In April 2017, the Company issued a convertible note to Roy Meadows and received proceeds of $125,000. The note is convertible into common stock at a conversion price of $0.10 per share. In connection with the convertible note, the Company also issued Meadows a 5-year common stock purchase warrant to purchase 250,000 shares of common stock at an exercise price of $0.16 per share.

As of June 19, 2017, the Company renewed three promissory notes with the holder, Roy Meadows (the “Holder”), such that: (a) the Note dated April 28, 2015 with a Maturity Date of April 28, 2017 (“April 2015 Note”), was renewed to April 28, 2018; (b) the Note dated June 8, 2015 with a Maturity Date of April 28, 2017 (“June 2015 Note”), was renewed to June 8, 2018; and (c) the Note dated June 13, 2016 with a Maturity Date of June 13, 2017 (“June 2016 Note”), was renewed to June 13, 2018 (The “Renewals”). The Renewal Fees were 10% of the outstanding balance of each Note: $34,496 for the April 2015 Note, $34,442.23 for the June 2015 Note and $27,978.16 for the June 2016 Note. In connection with the Renewals, each Note’s Renewal Fee was added to the outstanding balance of the respective Note as of its Maturity Date.

In connection with the Renewals, a five-year common stock purchase warrant to purchase 969,264 shares of common stock of the Company, at an exercise price of $.025 per share, was issued to the Holder of the Notes.

There is no assurance that we will be able to obtain sufficient capital to implement our business plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of June 30, 2017, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended June 30, 2017, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Further, there were no changes in the Company’s internal control over financial reporting during the second fiscal quarter of our 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: August 21, 2017	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

