Form 10-Q
period 2017-09-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2017-11-14
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 35,583,074 as of November 14, 2017

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

The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,327	$48,376
Accounts receivable-related party	35,200	68,360
Accounts receivable	336,844	232,715
Loan receivable	1,299	-
Prepaid expenses	324,418	275,034
Total Current Assets	744,088	624,485

Property, plant and equipment - net	50,393	69,902
Prepaid expenses-net of current portion	3,279	200,802
TOTAL ASSETS	$797,760	$895,189

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$485,384	$426,219
Accounts payable-related party	25,914	71,929
Notes payable	315,000	545,000
Current portion of convertible notes payable, net of $85,573 and $304,718 debt discount	1,780,507	1,185,802
Total Current Liabilities	2,606,805	2,228,950

LONG-TERM LIABILITIES:
Convertible notes payable, net of $-0- and $4,543 debt discount	-	45,457

Total Liabilities	2,606,805	2,274,407

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 35,583,074 and 33,958,257 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	35,583	33,959
Additional paid-in-capital	11,479,523	10,948,581
Accumulated deficit	(13,332,151)	(12,361,758)
Total Lifestyle Medical Network, Inc. Stockholders’ Deficiency	(1,817,045)	(1,379,218)
Non-controlling interest	8,000	-
Total Stockholders’ Deficiency	(1,809,045)	(1,379,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$797,760	$895,189

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(As revised)		(As revised)
Revenues:
Management fees-related party	$-	$225,000	$242,894	$618,750
Management fees	1,004,905	195,339	3,271,704	195,339
Rental income-related party	-	112,500	-	326,250
Total revenues	1,004,905	532,839	3,514,598	1,140,339

Cost of revenue and operating expenses:
Cost of revenue related to management fees	895,817	202,613	2,677,906	507,220
Cost of revenue related to rental income	-	67,894	-	203,682
Cost of revenue- related party management fees	75,452	-	502,995	-
Selling, general and administrative expenses	382,416	102,898	745,979	512,412
Total Cost of revenue and operating expenses	1,353,685	373,405	3,926,880	1,223,314

Loss from operations	(348,780)	159,434	(412,282)	(82,975)

Other income (expense):
Gain(loss) on extinguishment of debt	-	-	221,500	(61,697)
Other income	-	-	-	25,000
Interest expense	(132,917)	(161,072)	(779,611)	(363,545)
Total Other income (expense)	(132,917)	(161,072)	(558,111)	(400,242)

Loss from operations before
Provision for income taxes	(481,697)	(1,638)	(970,393)	(483,217)

Provision for income taxes	-	-	-	-

Net loss	$(481,697)	$(1,638)	$(970,393)	$(483,217)

Loss per common share-basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic and diluted	35,254,895	33,958,257	34,741,615	33,775,410

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2017	2016
		(As revised)
Cash flows from operating activities:
Net loss	$(970,393)	$(483,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	4,164
Depreciation	21,723	56,083
(Gain) loss on extinguishment of debt	(221,500)	61,697
Stock-based compensation	57,500	24,000
Renewal of note and additional interest expense	254,082	-
Amortization of debt discount and warrants	348,688	254,095
Changes in operating assets and liabilities:
Accounts receivable	(104,129)	254,785
Accounts receivable-related party	33,160	-
Prepaid expenses	341,139	79,247
Accounts payable-related party	(46,015)	-
Accounts payable and accrued expenses	179,209	127,856
Net Cash Provided by (Used In) Operating Activities	(106,536)	378,710

Cash flows from investing activities:
Purchase of equipment	(2,214)	-
Loan receivable	(14,000)	-
Repayments of loans	12,701
Repayments by related party	-	265,000
Advances to related party	-	(842,560)

Net Cash Used In Investing Activities	(3,513)	(577,560)

Cash flows from financing activities:
Proceeds from short-term debt	155,000	330,000
Proceeds from non-controlling interests	16,000
Repayments to non-controlling interests	(8,000)	-
Repayments of short-term debt	(55,000)	(30,000)

Net Cash Provided by Financing Activities	108,000	300,000

Net change in cash	(2,049)	101,150

Cash and cash equivalents - Beginning of period	48,376	49,719

Cash and cash equivalents - End of period	$46,327	$150,869

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:

Issuance of warrants for prepaid services	$193,000	$580,000

Cashless conversion of warrants	$1,374	$-

Discount on convertible debt for Beneficial Conversion Feature and warrants	$125,000	$418,099

Equipment purchased with note payable	$-	$275,000

See notes to unaudited consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2017 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2016 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the nine months ended September 30, 2017 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations.. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to these accounting policies during the nine months ended September 30, 2017 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2017	2016
Equipment	$118,101	$115,887
Accumulated depreciation	(67,708)	(45,985)
	$50,393	$69,902

Depreciation expense for nine months ended September 30, 2017 and 2016 was $21,723 and $56,083, respectively.

3.	DEBT

Short-term debt as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Short-term and Convertible Debt

Unsecured promissory note, interest @ 12% per annum, due April 30, 2018	$150,000	$150,000

Unsecured promissory note, interest @ 10%, due April 30, 2018	75,000	75,000

Unsecured Convertible promissory note, interest @ 10% per annum, due April 30, 2018	100,000	100,000

Unsecured Convertible promissory note, interest @ 12% per annum, due April 28, 2018 and June 8, 2018 (2)	758,320	461,897

Unsecured Convertible promissory note, interest @ 12% per annum, due December 17, 2016	100,000	100,000

Unsecured Convertible promissory note, interest @ 10% per annum, due April 30, 2018	50,000	50,000

Unsecured promissory note, interest @ 10% per annum, due May 1, 2017	-	25,000

Unsecured promissory note, interest free due April 15, 2018 (6)	60,000	275,000

Unsecured Convertible promissory note, interest @ 12% per annum, due June 13, 2018 (3)	307,760	242,652

Unsecured promissory note, interest free, due on demand (1)	-	20,000

Unsecured Convertible promissory note, interest @ 12% per annum, due October 24 , 2017 (4)	245,689	187,467

Unsecured Convertible promissory note, interest @ 12% per annum, due November 28, 2017 (5)	109,834	43,786

Unsecured Convertible promissory note, interest @ 12% per annum, due August 24, 2018 (7)	50,000	45,457

Unsecured Convertible promissory note, interest @ 12% per annum, due April 4, 2018 (8)	58,904	-

Unsecured promissory note, interest free, due November 2017 (9)	30,000	-
	2,095,507	1,776,259
Less: Current portion	2,095,507	1,730,802
	$-0-	$45,457

(1)	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats (an unrelated party) and received $30,000. The promissory note is interest-free and is payable on or before August 15, 2016. The Company repaid the note in full in July 2016. In October 2016, Keats advanced an additional $20,000. The note is interest free and due on demand. The Company repaid the note in full in March 2017.

(2)	In June 2017, the Company renewed its loan agreements with Roy Meadows (“Meadows”), an unrelated party. The origination dates of the note were April 28, 2016 and June 8, 2016. The Company agreed to pay Meadows a renewal fee of $34,496 and $34,442 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2018 and June 8, 2018, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $379,456 and $378,864, respectively. In addition to the renewal fees, the Company issued 689,382 renewal warrants valued at $110, 302 (see Note 6 for further discussion).

The Company also agreed to maintain the conversion price of the loans into the Company’s common stock @ $0.10 per share. At any time, the holder of the notes, at his option, shall have the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company.

(3)	In June 2017, the Company renewed its loan agreement with Meadows. The origination date of the note was June 13, 2016. The Company agreed to pay Meadows a renewal fee of $27,798 on its loan with Meadows and extend the maturity date of the loan to June 13, 2018. The new outstanding balance of the loan including interest and the renewal fee amounted to $307,760. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share. In addition to the renewal fees, the Company issued 279,782 renewal warrants valued at $44,765. (See Note 6 for further discussions)

(4)	On October 17, 2016, the Company issued a convertible note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per annum and matures on October 24, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $78,705, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of September 30, 2017 was $4,311.

(5)	On November 28, 2016, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per annum and matures on November 28, 2017. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.15, which created a beneficial conversion feature of $89,286, the beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of September 30, 2017 was $15,166.

(6)	On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M.D. (the “Payee”), an unrelated party, and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA. The secured promissory note bears interest @ 6% per annum and matures one year from the date issuance. On April 1, 2017, the Company and payee entered into an agreement to modify the original note of the Company to the payee to decrease the principal amount of the note from $275,000 to $70,000, and to extend the maturity to October 15, 2017. Any interest accrued would be included as part of the principal payment. The Company repaid $10,000 in May 2017 against the unsecured note. The Company recorded a gain on the settlement of the debt in the amount of $221,500 during the nine months ended September 30, 2017.

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

(8)	On April 4, 2017, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per annum and matures on April 4, 2018. At any time, the holder of the note, at his sole option, shall have the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share. The fair value of the common stock at the date of issuance of the advance was $0.16, which created a beneficial conversion feature of $125,000, the beneficial conversion feature was recorded as a debt discount over the life of the note. The Company issued 250,000 warrants valued at $62,500 (see Note 6 for further discussion), of the $125,000 debt discount recorded, $40,541 represents the relative fair value of the warrants allocated and remaining to the debt discount. The debt discount as of September 30, 2017 was $66,096.

(9)	On September 22, 2017, the Company issued a promissory note to Church Street Capital and received proceeds of $30,000. The advance is interest-free and matures 60 days from the date of issuance.

Interest expense for the nine months ended September 30, 2017 and 2016 amounted to $779,611 and $363,545, respectively.

Amortization of debt discount during the nine months ended September 30, 2017 and 2016 was $348,688 and $254,095, respectively, which is included in the interest expense.

4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2017	2016
Interest	$181,108	$171,636

Professional fees	85,640	104,278
Consulting	191,382	124,384
Other	27,254	25,921
	$485,384	$426,219
Consulting fee – related
Party	$25,914	$71,929

5.	BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2017, there were 40,704,974 potential common shares outstanding, of which 22,044,164 represent common shares underlying the outstanding warrants and 18,660,810 represent common shares reserved for conversion of outstanding convertible debt. Because of the net loss, the effect of these potential common shares is anti-dilutive.

6.	WARRANTS

In January 2017, the Company issued warrants to the directors of the Company to purchase 200,000 shares of common stock at an exercise price of $0.09 per share. The warrants were issued in connection with services to be provided through December 31, 2017. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $20,000, all of which was expensed during the nine months ended September 30, 2017.

On April 4, 2017, the Company issued a warrant to Roy Meadows to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrant was issued in connection with financing provided to the Company. The relative fair value of the warrant was $40,541, which is included in the $125,000 debt discount recorded against the note and is amortized during the nine months ended September 30, 2017.

On May 16,2017, the Company issued a warrant to Roy Meadows to purchase 969,164 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consists of a renewal warrant issued in connection with the extension of three Meadows’ notes. The relative fair value of the warrant amounted to $155,067, all of which was expensed during the nine months ended September 30, 2017.

In July 2017, the Company issued a warrant to a director of the Company to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. The warrant was issued in connection with professional services provided to the Company. This warrant vests immediately and expires five years from the date of issuance. The fair value of the warrant was $25,000, all of which was expensed during the nine months ended September 30, 2017.

In July 2017, the Company also issued a warrant to a consulting company to purchase 1,500,000 shares of common stock at an exercise price of $0.10 per share. The warrant was issued in connection with services previously provided to the Company during 2017. The warrant vests immediately and expires five years from the date of issuance. The fair value of the warrant was $150,000, all of which was expensed during the nine months ended September 30, 2017.

In March 2017, Roy Meadows exercised a cashless common stock purchase warrant and the Company issued Roy Meadows 927,118 shares of common stock. In July 2017, Roy Meadows exercised two cashless common stock purchase warrants and the Company issued Roy Meadows 447,699 shares of common stock.

During the nine months ended September 30, 2017, 2,900,000 warrants expired.

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

	Shares	Price	Life	Value
Outstanding, January 1, 2017	22,834,564	$0.10	4.4
Granted	3,169,164	0.08	4.9
Expired/Cancelled	(2,584,747)
Exercised	(1,374,817)	0.025
Outstanding, September 30, 2017	22,044,164	$0.09	4.7 years	$2,452,354
Exercisable, September 30, 2017	22,044,164	$0.09	4.7 years	$2,452,354

7.	RELATED PARTY TRANSACTIONS

a) Nathan Hawkins, a director of the Company, is a 33 ½ % owner of Global Physicians Healthcare, Inc. a healthcare consulting company, which was paid $502,995 by the Company for services rendered under a September 16, 2016 Support Services Agreement with the Company during the nine months ended September 30, 2017.

b) Nathan Hawkins, a director of the Company, has an indirect 47.5% interest in Physicians Stat Lab LLC, a medical services laboratory. In connection with support services rendered by the Company, Physicians Stat Lab, LLC made $242,894 of consulting payments to Lifestyle during the nine months ended September 30, 2017.

8.	COMMITMENTS AND CONTINGENCIES

On July 1, 2017, Lifestyle entered into an employment agreement with Christopher Smith (“Smith”), the Company’s Chief Executive Officer. The term of the agreement is for five years. Effective July 1, 2017, the monthly salary for Smith was increased to $20,000. Smith will also receive a performance bonus based on a percentage of the Company’s net operating profit before income taxes. For the nine months ended September 30, 2017, and 2016, payroll-officer amounted to $135,000 and $112,500, respectively.

9.	REVISION OF PRIOR QUARTERS CONSOLIDATED FINANCIAL STATEMENTS

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2016, the Company identified an error relating to the recognition of income. The effect of error is to increase net loss for the period ended September 30, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

Effects on financial statements for the nine months ended September 30, 2016:

	September 30, 2016
	As Previously		As
	Reported	Adjustments	Revised
Consolidated Balance Sheet
Accounts Receivable-related party	$572,850	$(316,500)	$256,350

Accumulated deficit	(9,527,686)	(316,500)	(9,844,186)

Total stockholders’ deficit	700,768	(316,500)	384,268

	For the Nine Months ended September 30, 2016
	As Previously		As
	Reported	Adjustments	Revised
Consolidated Statement of Operations
Management fees-related party	$935,250	$(316,500)	$618,750

Net loss	(166,717)	(316,500)	(483,217)

Net loss-basic and diluted	(0.01)		(0.01)

	For the Nine Months ended September 30, 2016
	As Previously		As
	Reported	Adjustments	Revised
Consolidated Statement of Cash Flows
Net loss	$(166,717)	$(316,500)	$(483,217)

Accounts receivable	(61,715)	316,500	254,785

	For the Three Months ended September 30, 2016
	As Previously		As
	Reported	Adjustments	Revised
Consolidated Statement of Operations
Management fees-related party	$367,500	$(142,500)	$225,000

Net loss	140,862	(142,500)	(1,638)

Net loss-basic and diluted	0.00		(0.00)

10.	SUBSEQUENT EVENTS

In November 2017, maturities of various outstanding debt obligations were extended. See Note 3 for further information in this regard.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to these accounting policies during the nine months ended September 30, 2017, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

During the nine months ended September 30, 2017, we had revenues of $3,514,598, as compared with revenues of

$1,140,339 in the nine months ended September 30, 2016, and we recorded a net loss of $970,393 in 2017, as compared with a net loss of $483,217for 2016. The higher loss in the nine months ended September 30, 2017 was principally due to an increase in total costs and expenses of $3,926,880 in 2017, as compared with $1,223,314 in 2016, and an increase in interest expense from $363,545 in 2016, to $779,611 in 2017, of which approximately $505,000 was amortization of the beneficial conversion feature of outstanding debt, offset by increases in revenues during the comparable period in 2017 and gain on the extinguishment of debt of $221,500 in 2017. In the nine months ended September 30, 2017, cost of revenue related to management fees was $2,667,906 and $502,995 of related party fees, as compared with $507,220 in 2016, and of cost of revenue related to rental income was $203,682 in 2016, for which the 2017 amount was $-0-. The higher cost of revenue related to rental income in 2016 was due to commencement of medical consulting operations in Houston in April 2015. General and administrative expense was $745,979 in 2017, as compared with general and administrative expense in 2016 of $512,412 which reflects amortization of warrant expense in 2017 of $399,250 as compared to $47,389 in 2016, offset by higher operating costs associated with management of the MED-CURE clinic operations in 2016.

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

During the three months ended September 30, 2017, we had revenues of $1,004,905, as compared with revenues of $532,839 in the three months ended September 30, 2016, and we recorded a net loss of $481,697 in 2017, as compared with a net loss of $1,638 for 2016. The higher loss in the three months ended September 30, 2017 was principally due to an increase in total costs and expenses of $1,353,785 in 2017, as compared with $373,405 in 2016, offset by an increase in revenues during the comparable period in 2017. In the three months ended September 30, 2017, cost of revenue related to management fees was $895,817 and $75,452 of related party fees, as compared with $202,613 in 2016, and of cost of revenue related to rental income was $67,894 in 2016, for which the 2017 amount was $-0-. The higher cost of revenue related to rental income in 2016 was due to commencement of medical consulting operations in Houston in April 2015. General and administrative expense was $382,416 in 2017, as compared with general and administrative expense in 2016 of $102,898, which reflects higher amortization of warrants in 2017.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2017, we had a working capital deficiency of approximately $1.9 million. At September 30, 2017, we had total assets of approximately $$696,000, including $46,327 of cash. Net cash used in operating activities in the nine months ended September 30, 2017 was approximately $107,000; net cash used in investing activities was approximately $3,500; and $155,000 of short-term debt was received in 2017, offset by $55,000 of repayments.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the nine months ended September 30, 2016, we generated revenues of $3,514,598, incurred total operating expenses of $3,926,880 and had a net loss of $970,393. As of September 30, 2017, we had $46,327 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

The Company has financed its operations in part with issuances of convertible debt to private investors.

On April 1, 2016, the Company issued a secured $275,000 promissory note to Emile Fares, MD, (“Farris”) in payment for all the medical equipment owned by RMC Totalcare Medical PA.. The secured promissory note bears interest at 6% per annum and matures one year from the date issuance. The note is secured by all collections received by Lifestyle Texas Medical Management LLC pursuant to a Management Agreement with RMC Totalcare Medical PA. On April 1, 2017, the Company and Farris, entered into an agreement to modify the original note of the Company to Farris to decrease the principal amount of the note from $275,000 to $70,000, and the Company paid down the note by an additional $10,000 in April 2017.

On August 24, 2016, the Company borrowed $50,000 from Daniel Hagen. The loan is at an interest rate of 8%, is due August 24, 2018, and is convertible into common stock at an exercise price of $.06 per share. The fair value of the Company’s common stock on the date of funding of the loan resulted in a beneficial conversion feature of $7,488, which was recorded as a debt discount over the life of the loan. The debt discount as of September 30, 2017 was

$-0-.

In April 2017, the Company issued a convertible note to Roy Meadows and received proceeds of $125,000. The note is convertible into common stock at a conversion price of $0.10 per share. In connection with the convertible note, the Company also issued Meadows a 5-year common stock purchase warrant to purchase 250,000 shares of common stock at an exercise price of $0.16 per share.

As of June 19, 2017, the Company renewed three promissory notes with the holder, Roy Meadows (the “Holder”), such that: (a) the Note dated April 28, 2015 with a Maturity Date of April 28, 2017 (“April 2015 Note”), was renewed to April 28, 2018; (b) the Note dated June 8, 2015 with a Maturity Date of April 28, 2017 (“June 2015 Note”), was renewed to June 8, 2018; and (c) the Note dated June 13, 2016 with a Maturity Date of June 13, 2017 (“June 2016 Note”), was renewed to June 13, 2018 (The “Renewals”). The Renewal Fees were 10% of the outstanding balance of each Note: $34,496 for the April 2015 Note, $34,442.23 for the June 2015 Note and $27,978.16 for the June 2016 Note. In connection with the Renewals, each Note’s Renewal Fee was added to the outstanding balance of the respective Note as of its Maturity Date. As of September 30, 2017, the balance due the Holder for the April 2017 Note was $379,456; the balance on the June 2015 Note was $378,864; and the balance on the June 2016 Note $307,760.

In connection with the Renewals, a five-year common stock purchase warrant to purchase 969,164 shares of common stock of the Company, at an exercise price of $.025 per share, was issued to the Holder of the Notes.

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

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of September 30, 2017, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, due to the lack of segregation of duties, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2017, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. We have relied heavily on entity or management review controls to lessen the inherent issue of segregation of duties in a small company.

Further, there were no changes in the Company’s internal control over financial reporting during the third fiscal quarter of our 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
July 17, 2017	Common Stock Purchase Warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share, expiring July 1, 2022, issued for accounting services rendered.	Director	NA	$-0-/NA
July 17, 2017	Common Stock Purchase Warrant to purchase 1,500,000 shares of common stock at an exercise price of $.10 per share, expiring July 1, 2022.	Management Consultant.	NA	$-0-/NA
September 15, 2017	250,000 shares of Common Stock	Management Consultant.	NA	$57,500 /NA

Item 6. Exhibits.

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: November 14, 2017	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

