Form 10-K
period 2017-12-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2018-06-14
CIK 1307140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52408

LIFESTYLE MEDICAL NETWORK INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	90-0821766
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

121 South Orange Ave., Suite 1500, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (407) 514-1260

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,259,912.

Number of shares of Common Stock issued and outstanding as of June 14, 2018: 35,583,074 shares.

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms “we,” “us,” “our,” and the “Company” refer to Lifestyle Medical Network Inc., a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

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

The operations of the MED-CURE and Total Care clinics in Houston, Texas, were acquired in 2015 and 2016 by Dr. Ronald Moomaw, a former director of the Company and a licensed physician in the State of Texas. The Company, through its subsidiary Lifestyle Texas Medical Management, LLC, had provided scheduling, marketing and advertising, office space, equipment, supplies and other management services to these clinics and in return for a percentage of the gross revenues of each of the practice groups. The MED-CURE and Total Care clinics terminated operations in late 2016. In connection with the cessation of operations of these clinics, the Company incurred a bad debt expense write-off of $1,131,873 as at December 31, 2016, representing the aggregate of our investments in these clinics and clinic debt to us as of that date.

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

Prohibition Against Practice of Medicine

The establishment, marketing and operation of medical and health clinics are subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. They also limit the manner in which patients may be solicited. We believe our plan to provide management and professional medical consulting services to medical practices will not result in the Company being considered as engaged in the practice of medicine. There can be no assurance, however, that state authorities or courts will not determine in the future that we are engaged in the unauthorized practice of medicine. Such a determination could have a materially adverse effect upon the Company and would prohibit us from continuing our current advisory services to medical practices. Texas law generally does not permit business corporations to practice medicine, exercise control over the professional decisions of physicians who practice medicine or engage in various business practices, such as employing physicians.

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

Employees

As of December 31, 2017, we employed one executive, our Chief Executive Officer, and six staff persons in Houston, Texas.

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

General

We operate in a highly competitive industry IN WHICH WE ARE A SMALL ENTERPRISE COMPARED TO OUR COMPETITORS, and competition may lead to declines in PRACTICE CONSULTING REVENUES In MEDICAL PRACTICES THAT we manage and reductions in our management fees.

The healthcare industry, in which the Company is a very small factor, is highly competitive, and competition among healthcare providers (including hospitals) for patients, physicians and other healthcare professionals has intensified in recent years. Most of our competitors are much larger and better financed companies. If our competitors are better able to obtain favorable managed care contracts, we may experience a decline in our revenues.

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

The efforts of Christopher Smith, our Chief Executive Officer, are critical to the success of our business. The expertise and advice Nathan Hawkins and Robert Sutherlin, the principals of the Novus Health group of companies, and who advise the Company, have significantly enhanced our efforts to change the focus of the Company’s operations from clinic management to overall healthcare practice advisory services. The loss of their services could significantly undermine our management’s industry expertise and our ability to provide efficient, quality healthcare services for healthcare practices that we advise, which could harm our business.

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

Risks Related to Our Common Stock and its Market

Because certain existing stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

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

On January 1, 2017, we entered into a lease for offices located in Stafford, Texas, at a monthly rental of $1,194. The current rental is $1,214, and the lease expires December 31, 2018.

Item 3. Legal Proceedings.

In January 2018, the Company was served with a complaint in the case Amy Dalton vs. Physicians Stat Lab, Inc., Lifestyle Medical Network, Inc., Christopher Smith, and Nathan Hawkins. The case is pending in the United States District Court for the Middle District of Florida, Orlando Division.  The complaint alleges breach of contract and failure to pay the minimum wage. The plaintiff has claimed damages of $25,823, and the Company has answered the complaint denying any wrongdoing and asserting affirmative defenses to the plaintiff’s claims. The Company believes that there is very little likelihood of its having any exposure in this case, and therefore no accrual of a contingency loss was recorded for the year ending December 31, 2017.

In April, 2018, the Company was served with a complaint filed January 19, 2018 in the case David Davila vs. Lifestyle Texas Medical Management, LLC, a Texas subsidiary of the Company (“Lifestyle Texas Management”), and Christopher Smith, our Chief Executive Officer, in the County Civil Court at Law Number 1, Harris County, Texas. The complaint seeks recovery of debt represented by a March 24, 2016 promissory note in the principal amount of $75,400 bearing interest at the rate of 5% per annum, issued by Lifestyle Texas Management to the plaintiff. The Company entered into a settlement agreement on June 3, 2018, which has stayed prosecution of the lawsuit by plaintiff, pursuant to which agreement the Company would make three payments of $18,333 each on June 23, July 23 and August 23, 2018, to settle the lawsuit, which may be resumed by the plaintiff if the Company fails to make the payments as required by the settlement agreement. The Company became aware of the obligation in 2018, and the liability has been accrued as of December 31, 2017. The Company recorded a $55,000 bad debt expense for the year ended December 31, 2017.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Fiscal Year Ended December 31, 2016
Quarter Ended March 31, 2016	0.45	0.10
Quarter Ended June 30, 2016	0.19	0.06
Quarter Ended September 30, 2016	0.08	0.05
Quarter Ended December 31, 2016	0.20	0.05
Fiscal Year Ended December 31, 2017
Quarter Ended March 31, 2017	1.00	0.062
Quarter Ended June 30, 2017	0.42	0.24
Quarter Ended September 30, 2017	0.25	0.10
Quarter Ended December 31, 2017	0.20	0.09
Fiscal Year Ended December 31, 2018
Quarter Ended March 31, 2018	0.19	0.05

Holders

As of April 2, 2018, there were approximately 142 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors.

Sales of Unregistered Securities

The table below shows the Company’s sales of unregistered securities not previously reported for the Company’s fiscal ended December 31, 2017.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
April 4, 2017	12% Convertible Note in the principal amount of $125,000, convertible into common stock at $.10 per share.	Private Investor	NA	$ 125,000/NA
May 16, 2017	Five-year common stock purchase warrant to purchase 969,164 shares of common stock at an exercise price $.10 per share.	Private investor.		$ -0-/NA
July 17, 2017	Five-year common stock purchase warrant to purchase 250,000 shares of common stock at an exercise price $.10 per share.	Director of the Company.		$ 25,000/NA
July 17, 2017	Five-year common stock purchase warrant to purchase 1,500,000 shares of common stock at an exercise price $.10 per share.	Consultant to Company.		$ 150,000/NA

The Company believes that the above transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

During the year ended December 31, 2017, we had total revenues of $4,180,263, as compared with total revenues of $1,607,982 in the year ended December 31, 2016, and we incurred a net loss of $1,531,654, as compared with a net loss of $3,000,789 in 2016. The higher net loss in 2016 was principally due to higher costs and expenses of $4,015,742 in relation to revenues, due principally to bad debt expense of $1,131,873, an impairment charge of $343, 242 and a $251,580 cost of revenue related to rental income in 2016, as compared with operating costs and expenses of $5,046,569 for 2017, where revenues were substantially higher, with a bad debt expense in 2017 of $80,329 and $-0- impairment charge and $-0- cost of revenues related to rental income. In 2017, cost of revenue related to management fees was $3,296,982, for which the 2016 amount was $1,070,367. Interest expense incurred in 2017 was $886,848, as compared to $556,332 in 2016, and general and administrative expense was $1,166,263 in 2017, as compared with $1,146,751 in general and administrative expense in 2016. We incurred a gain on extinguishment of debt of $221,500 in 2017, as compared with a loss of $61,697 in 2016.

LIQUIDITY AND FINANCIAL RESOURCES

At December 31, 2017, we had a working capital deficiency of approximately $2,413,916. At December 31, 2017, we had total assets of approximately $312,867, including $9,827 of cash. Net cash used in operating activities in 2017 was approximately $144,335; net cash used in investing activities was approximately $2,214; and net cash from financing activities was $108,000 in 2017.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2017, we generated revenues of $4,180,263, incurred total operating expenses of $5,046,569, and had a net loss of $1,531,654. As of December 31, 2017, we had $9,827 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

We will have to obtain significant additional capital to continue with our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement either of our alternative business plans. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In April 2017, the Company issued a convertible note to Roy Meadows and received proceeds of $125,000. The note is convertible into common stock at a conversion price of $0.10 per share. In connection with the convertible note, the Company also issued Meadows a 5-year common stock purchase warrant to purchase 250,000 shares of common stock at an exercise price of $0.16 per share.

As of June 19, 2017, the Company renewed three promissory notes with the holder, Roy Meadows (the “Holder”), such that: (a) the Note dated April 28, 2015 with a Maturity Date of April 28, 2017 (“April 2015 Note”), was renewed to April 28, 2018; (b) the Note dated June 8, 2015 with a Maturity Date of April 28, 2017 (“June 2015 Note”), was renewed to June 8, 2018; and (c) the Note dated June 13, 2016 with a Maturity Date of June 13, 2017 (“June 2016 Note”), was renewed to June 13, 2018 (The “Renewals”). The Renewal Fees were 10% of the outstanding balance of each Note: $34,496 for the April 2015 Note, $34,442 for the June 2015 Note and $27,978 for the June 2016 Note. In connection with the Renewals, each Note’s Renewal Fee was added to the outstanding balance of the respective Note as of its Maturity Date. As of September 30, 2017, the balance due the Holder for the April 2017 Note was $379,456; the balance on the June 2015 Note was $378,864; and the balance on the June 2016 Note $307,760.

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

December 31, 2017 and 2016

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Lifestyle Medical Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lifestyle Medical Network, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

June 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Lifestyle Medical Network, Inc.

We have audited the accompanying consolidated balance sheet of Lifestyle Medical Network, Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifestyle Medical Network, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 1, 2017

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,827	$48,376
Accounts receivable-related party	-	68,360
Accounts receivable	231,963	232,715
Loan receivable	800	-
Prepaid expenses	26,667	275,034
Total Current Assets	269,257	624,485

Property, plant and equipment – net	42,416	69,902
Prepaid expenses, net of current portion	-	200,802
Other assets	1,194	-
TOTAL ASSETS	$312,867	$895,189

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$538,737	$426,219
Accounts payable-related party	-	71,929
Notes payable	315,000	545,000
Convertible notes payable,net of $36,644 and $304,718 debt discount	1,829,436	1,185,802

Total Current Liabilities	2,683,173	2,228,950

LONG-TERM LIABILITIES:
Convertible notes payable,net of $4,543 discount at December 31, 2016	-	45,457

Total Liabilities	2,683,173	2,274,407

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 35,583,074 and 33,958,257 shares issued and outstanding at December 31, 2017 and 2016, respectively	35,583	33,959
Additional paid-in-capital	11,479,523	10,948,581
Accumulated deficit	(13,893,412)	(12,361,758)
Total LifeStyle Medical Network Stockholders’ Deficiency	(2,378,306)	(1,379,218)
Non-controlling interest	8,000	-
Total Stockholders’ Deficiency	(2,370,306)	(1,379,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$312,867	$895,189

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Revenues:
Management fees-related party	$242,894	$769,236
Management fees	3,937,369	512,496
Rental income-related party	-	326,250
Total revenues	4,180,263	1,607,982

Costs and expenses:
Cost of revenue related to management fees	3,296,982	1,070,367
Cost of revenue related to rental income	-	251,580
Cost of revenue-related party management fees	502,995	71,929
Bad debt expense	80,329	1,131,873
Impairment charge	-	343,242
Selling, general and administrative expenses	1,166,263	1,146,751
Total Costs and expenses	5,046,569	4,015,742

Loss from operations	(866,306)	(2,407,760)

Other income (expense):
Gain (loss) on extinguishment of debt	221,500	(61,697)
Other income	-	25,000
Interest expense	(886,848)	(556,332)
Total Other income (expense)	(665,348)	(593,029)

Loss from operations before provision for income taxes	(1,531,654)	(3,000,789)

Provision for income taxes	-	-

Net loss	$(1,531,654)	$(3,000,789)

Loss per common share-basic and diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding
- basic and diluted	34,953,709	33,822,291

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional		Total LifeStyle Medical Network		Total
	Number of		Paid	Accumulated	Stockholders’	Non-Controlling	Stockholders’
	Shares	Amount	In Capital	Deficit	Deficiency	Interest	Deficiency
Balance, January 1, 2016	33,658,257	$33,659	$9,172,696	$(9,360,969)	$(154,614)	$-	$(154,614)

Issuance of warrants for services	-	-	1,149,740	-	1,149,740	-	1,149,740

Issunace of common stock for services	300,000	300	23,700	-	24,000	-	24,000

Beneficial conversion feature	-	-	602,445	-	602,445	-	602,445

Net loss for the year ended December 31, 2016	-	-	-	(3,000,789)	(3,000,789)	-	(3,000,789)

Balance, December 31, 2016	33,958,257	33,959	10,948,581	(12,361,758)	(1,379,218)	-	(1,379,218)

Issuance of warrants for services	-	-	193,000	-	193,000	-	193,000

Issunace of common stock for services	250,000	250	57,250	-	57,500	-	57,500

Cashless conversion of warrants	1,374,817	1,374	(1,374)	-	-	-	0

Beneficial conversion feature	-	-	125,000	-	125,000	-	125,000

Issuance of warrants for renewal of debt	-	-	157,066	-	157,066	-	157,066

Sale of common stock-subsidiary	-	-	-	-	-	28,000	28,000

Cash paid to non-controlling interests as distribution	-	-	-	-	-	(20,000)	(20,000)

Net loss for the year ended December 31, 2017	-	-	-	(1,531,654)	(1,531,654)	-	(1,531,654)

Balance, December 31, 2017	35,583,074	$35,583	$11,479,523	$(13,893,412)	$(2,378,306)	$8,000	$(2,370,306)

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,531,654)	$(3,000,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	5,555
Depreciation	29,700	81,452
(Gain) loss on extinguishment of debt	(221,500)	61,697
Bad debt expense	80,329	1,131,873
Impairment charge	-	343,242
Stock-based compensation	250,500	24,000
Renewal of note and additional interest expense	253,982	254,082
Amortization of debt discount and warrants	397,617	813,547
Changes in operating assets and liabilities:
Accounts receivable	(24,577)	(232,715)
Accounts receivable-related party	68,360	99,695
Prepaid expenses	447,175	53,106
Accounts payable-related party	(71,929)	71,929
Accounts payable and accrued expenses	177,662	287,559
Net Cash Used in Operating Activities	(144,335)	(5,767)

Cash flows from investing activities:
Advances to related party	-	(948,060)
Repayments by related party	-	265,000
Purchase of equipment	(2,214)	(7,516)
Net Cash Used In Investing Activities	(2,214)	(690,576)

Cash flows from financing activities:
Proceeds from non-controlling interests	28,000	-
Repayments to non-controlling interests	(20,000)	-
Repayments of promissory note	(55,000)	(30,000)
Proceeds from promissory note	30,000
Proceeds from convertible debt	125,000	725,000
Net Cash Provided by Financing Activities	108,000	695,000

Net change in cash	(38,549)	(1,343)

Cash and cash equivalents - Beginning of period	48,376	49,719

Cash and cash equivalents - End of period	$9,827	$48,376

Supplementary information:

Cash paid for:

Interest	$45,250	$-
Income taxes
	$-	$-
Non-cash Investing and Financing Activities

Equipment purchased with notes payable	$-	$275,000

Cashless conversion of warrants	$1,374	$-

Discount on convertible debt for Beneficial Conversion Feature and warrants	$125,000	$602,445

Issuance of warrants for prepaid services	$-	$1,149,740

See notes to consolidated financial statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Current Operations

As of the date of this report, the Company is focusing its efforts, through our consulting subsidiaries, Lifestyle Texas Medical Management LLC and Lifestyle Florida Medical Management LLC, on providing administrative support and practice management services to healthcare providers. In May 2016, the Company commenced working with Global Physicians Healthcare, Inc. (“Global”). The Company entered into a support services agreement with Global in September 2016, under which Global has provided valuable assistance to the Company as a marketing and services consultant in marketing services to healthcare providers and healthcare systems. The Company following initiation of its healthcare provider support services in 2016 is now expanding its generated marketing efforts for client healthcare providers. The Company terminated its agreement with Global on December 31, 2017 but continues to perform the same services without the need of or support from Global.

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

Going Concern

The consolidated financial statements for the year ended December 31, 2017 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Non-controlling interests are reported in the consolidated statement balance sheet as a separate component of equity. Non-controlling interests represent the equity of subsidiaries, directly or indirectly to the Company.

Cash and Cash Equivalents

Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased. The Company had no cash equivalents as at December 31, 2017 and 2016.

Revenue Recognition

Related Party Revenue

Revenue is recognized in accordance with SAB No. 104. Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; Seller’s price to the buyer is fixed or determinable; and Collectability is relatively assured.

During 2016 and 2017 the Company recorded revenue from management fees as services are provided and in accordance with the management agreements with the MedCure Companies and Physician Stat Lab. The Company provides organizational development, accounting, human resources, computer technical support compliance, scheduling, marketing and advertising and other management services and receives an agreed percentage of the gross revenues of MED-CURE Companies, with adjustments designed to ensure that management fees do not exceed an agreed cap, or that the remaining amounts distributed to the doctors are no less than a specified floor percentage of gross revenues.

Management Fee Revenue

The Company records revenue from management fees for providing administrative support and practice management services in accordance with management agreements to other healthcare providers. The Company receives an agreed percentage of the net revenues of these healthcare providers once cash is collected. At this point the services have been rendered, the price is determinable and collectability is assured.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company determines its allowances by both specific identification of customer accounts where appropriate and the application of historical loss to non-specific accounts. For the years ended December 31, 2017 and 2016, the Company recorded a bad debt expense of $80,329 and $ 1,131,873, respectively, related to accounts receivable.

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

Business Combinations

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the accounting literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

Evaluation of Long-lived Assets

Licenses and property and equipment represent an important component of the Company’s total assets.  The Company amortizes its license and depreciates its plant and equipment on a straight-line basis over the estimated useful lives of the assets.  Management reviews long-lived assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment exists when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If impairment exists, the resulting write-down would be the difference between fair market value of the long-lived asset and the related net book value. For the year ended December 31, 2016, the Company recorded an impairment of $343,242, of which $77,784 is related to the licensing agreement and $265,458 to equipment.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimated the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Beneficial Conversion Features

The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares consist of outstanding common stock purchase warrants and convertible debt agreements.  For the years ended December 31, 2017 and 2016, there were 44,037,419 (22,044,164 shares for warrants and 21,993,255 for convertible debt) and 32,151,852 (22,834,564 shares for warrants and 9,317,288 for convertible debt) potential common shares, respectively, that were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

Related Parties

The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing account standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Subsequently, the FASB issued several other updates related to revenue recognition collectively with ASU 201-09, the “new revenue standards”). The new revenue standards will replace most existing revenue recognition guidance in U.S. GAAP upon its effective dates.

In preparation for adoption of the new guidance, we have reviewed representative samples of contracts and other forms of agreements with customers and have evaluated the provisions under the five-step model specified by the new revenue standards. The Company has completed its assessment and identified changes with respect to timing of revenue recognition,

We will adopt the guidance under the new revenue standards using the modified retrospective transition method effective January 1, 2018. The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. This guidance is effective for the annual periods and interim periods beginning December 15, 2018. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The update guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

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

As of December 31, 2017, there were no financial assets or liabilities that required disclosure.

2.	INTANGIBLES

The MPL License Agreement

The MPL License Agreement, under which the Company’s wholly-owned subsidiary, Elite, is the licensee pursuant to the Assignment from WMA, provides for the license of medical services, operational systems, manuals, certain names and logo designs and other intellectual property in connection with the operation of medical clinics that provide services related to men’s health within the territory of the continental United States (the “Licensed Rights”). The License Agreement provides for a fee of 6% of gross receipts of Licensee, payable quarterly. The term of the License Agreement is for twenty (20) years from the effective date, May 9, 2011. The Company plans to establish new medical clinics or acquire existing clinics, as well as to provide consulting services to medical clinics utilizing the Licensed Rights.

Intangibles are the value of the MPL license. Amounts assigned to this intangible were determined by management. Management considered a number of factors in determining the allocations, including valuations and independent appraisals. The intangibles are being amortized over 19.5 years, the life of the license.

As of December 31, 2017, the Company has not recognized any income or cash flows from the use of the license. The Company will continue its plans to utilize the license but as of December 31, 2016, the Company recorded an impairment charge of $77,784, reducing the value of the license to $-0-.

The components of intangible assets are as follows:

License Agreements

Balance January 1, 2016	$83,338

Impairment charge	(77,784)

Amortization for the year ended December 31, 2016	(5,554)

Balance December 31, 2017 and 2016	$-

Amortization expense for the years ended December 31, 2017 and 2016 amounted to $-0- and $5,554, respectively.

3.	LOAN RECEIVABLE-RELATED PARTY

The Company advanced operating funds on a short-term basis to the MedCure Companies during the year ended December 31, 2016. The Company advanced the MedCure Companies $948,060 and received repayments of $265,000. As of December 31, 2016, the MedCure Companies owed the Company $783,060. On December 31, 2016, the Company wrote off the balance of $783,060 from the MedCure companies reducing the balance to $-0-.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2017	2016
Equipment	$118,101	$115,887
Accumulated depreciation	(75,685)	(45,985)
	$42,416	$69,902

Depreciation expense for the years ended December 31, 2017 and 2016 was $29,700 and $81,452, respectively.

During the years ended December 31, 2017 and 2016, the Company purchased equipment for $2,214 and $7,516, respectively.

5.	DEBT

Short-term for the years ended December 31, 2017 and 2016 were as follows:

	December
	2017	2016
Short-term Debt and Convertible Debt

Unsecured promissory note, interest @ 12% per annum, due April 30, 2018 (8)	$150,000	$150,000

Unsecured promissory note, interest @ 10%, due April 30, 2018 (9)	75,000	75,000

Unsecured convertible promissory note, interest @ 10% per annum, due April 30, 2018 (10)	100,000	100,000

Unsecured convertible promissory note, interest @ 12% per annum, due April 28, 2018 and June 8, 2018 (2)	758,320	461,897

Unsecured convertible promissory note, interest @ 12% per annum, due December 17, 2016 (11)	100,000	100,000

Unsecured convertible promissory note, interest @ 10% per annum, due April 30, 2018 (12)	50,000	50,000

Unsecured promissory note, interest @ 10% per annum, due May 1, 2017	-	25,000

Unsecured promissory note, interest @ 6% per annum due October 15, 2017 (6)	60,000	275,000

Unsecured convertible promissory note, interest @ 12% per annum, due June 14, 2018 (3)	307,760	242,652

Unsecured promissory note, interest free, due August 15, 2017 (1)	-	20,000

Unsecured convertible promissory note, interest @ 12% per annum, due October 17, 2017 (4)	250,000	187,467

Unsecured convertible promissory note, interest @ 12% per annum, due November 28, 2017 (5)	125,000	43,786

Unsecured convertible promissory note, interest @ 12% per annum, due August 24, 2018 (7)	50,000	45,457

Unsecured convertible promissory note, interest @ 10% per annum, due April 4, 2018 (14)	88,356	-

Unsecured promissory note, interest free, due April 30, 2018 (13)	30,000	-
	2,144,436	1,776,259
Less: Current portion	2,144,436	1,730,802
	$-	$45,457

1.	On February 18, 2016, the Company executed an unsecured promissory note with Gail Keats and received $30,000. The promissory note is interest-free and is payable on or before August 15, 2016. The Company repaid the note in full in July 2016. In October 2016, Keats advanced an additional $20,000. The note is interest free and extended to August 15, 2017. The Company repaid the note in full in March 2017.

2.	On May 16, 2016, the Company amended its loan agreements with Roy Meadows (“Meadows”). The Company agreed to pay Meadows a renewal fee of $28,000 and $27,956 on its outstanding loans with Meadows and extend the maturity dates to April 28, 2017 and June 8, 2017, respectively. The new outstanding balance of the loans including interest and renewal fees amounted to $308,000 and $307,520, respectively. The debt discount as of December 31, 2016 was $69,715 and $83,908, respectively. All debt discount was fully amortized in 2017. In June 2017, the Company renewed its loan agreements with Meadows. The origination dates of the note were April 28, 2015 and June 8, 2015. The Company agreed to pay Meadows a renewal fee of $34,496 and $34,442 on its two outstanding loans with Meadows and extend the maturity dates of the loans to April 28, 2018 and June 8, 2018, respectively. The new outstanding balances of the loans including interest and the renewal fees amounted to $379,456 and $378,864, respectively. In addition to the renewal fees, the Company issued 689,382 renewal warrants valued at $111, 635 (see Note 9 for further discussion).

The Company also agreed to maintain the conversion price of the loans into the Company’s common stock @ $0.10 per share. At any time, the holder of the notes, at his option, has the right to convert the outstanding principal balance or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company.

3.	On June 13, 2016, the Company issued a convertible promissory note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share. The fair value at the date of issuance was $0.07, which created a beneficial conversion feature of $16,355, the beneficial conversion feature was recorded as a debt discount over the life of the debt. The debt discount as of December 31, 2017 and 2016 was $0 and $7,348. In June 2017, the Company renewed its loan agreement with Meadows. The origination date of the note was June 13, 2016. The Company agreed to pay Meadows a renewal fee of $27,978 on its loan with Meadows and the right to extend the maturity date of the loan to June 13, 2018. The new outstanding balance of the loan including interest and the renewal fee amounted to $307,760. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion of the principal hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share. In addition to the renewal fees, the Company issued 279,782 renewal warrants valued at $45,431. (See Note 9 for further discussions)

4.	On October 17, 2016, the Company issued a convertible note to Meadows and received proceeds of $250,000. The promissory note bears interest @ 12% per annum and matures on October 17, 2017. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $78,705. The beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of December 31, 2017 and 2016was $-0- and $62,532. The note is currently in default.

5.	On November 28, 2016, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest @ 12% per annum and matures on November 28, 2017. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.15, which created a beneficial conversion feature of $89,286. The beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of December 31, 2017 and 2016 was $-0- $81,215. The note is currently in default.

6.	On April 1, 2016, the Company issued a secured promissory note to Emile Fares, M.D. (the “Payee”), an unrelated party, and promised to the Payee $275,000 in exchange for all the medical equipment owned by RMC Totalcare Medical PA. The secured promissory note bears interest @ 6% per annum and matures one year from the date issuance. On April 1, 2017, the Company and payee entered into an agreement to modify the original note of the Company to the payee to decrease the principal amount of the note from $275,000 to $70,000, and to extend the maturity to October 15, 2017. Any interest accrued would be included as part of the principal payment. The Company repaid $10,000 in May 2017 against the unsecured note. The Company recorded a gain on the settlement of the debt in the amount of $221,500 during 2017. The note is currently in default.

7.	On August 24, 2016, the Company issued a convertible note to Daniel Hagen and received proceeds of $50,000. The promissory note bears interest @ 10% per annum and matures on August 24, 2018. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.06 per share. The fair value of the common stock at the date of issuance of the advance was $0.07, which created a beneficial conversion feature of $8,333. The beneficial conversion feature was recorded as a debt discount over the life of the note. The debt discount as of December 31, 2017 and 2016 was $-0- and $4,543.

8.	On October 16, 2013, LMC borrowed $150,000 from Edmund Malits, a shareholder of the Company. The secured note bears interest @ 12% per annum and interest and principal are payable in full on or before February 16, 2014.LMC provided the Corporation’s shell on the OTCBB as collateral for the loan. In addition, LMC issued Edmund Malits 500,000 shares of the Company’s common stock with a fair value of $10,000. The note has been extended to April 30, 2018.

9.	On February 4, 2014, the Company executed an unsecured promissory note with Curt Maes and received $75,000. The promissory note bears interest @ 10% per annum and both principal and interest are payable on or before August 15, 2017. As additional consideration, the Company issued Curt Maes 250,000 shares of the Company’s common stock valued @ $25,000. The note was extended to April 30, 2018.

10.	On April 27, 2015, the Company issued a convertible promissory note to Jeff Friedrich and received proceeds of $100,000. The promissory note bears interest @ 10% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his option, has the right to convert the outstanding principal balance of this note, or any portion of the principal balance hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.20 per share, the fair value of the common stock at the date of issuance. The note has been extended to April 30, 2018 with no other consideration.

11.	On December 17, 2015, the Company issues a convertible promissory note to Alan Wheat and received proceeds of $100,000. The promissory note bears interest @ 12% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his option, has the right to convert the outstanding principal amount of the note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of $0.45 per share, the fair value of common stock at the date of issuance. The note is currently in default.

12.	On September 22, 2015 and June 8, 2015, the Company issued a convertible promissory note to Steve Carolus and received proceeds of $50,000. The promissory note bears interest @ 10% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion of the principal amount hereof, and any accrued interest into shares of common stock of the Company at a conversion price of 0.30 per share. The fair value of the common stock at the date of the advance was $0.62, which created a Beneficial Conversion Feature of $50,000; this Beneficial Conversion Feature was recorded as a debt discount and will amortize over the life of the notes. The debt discount as of December 31, 2017, was $-0-. The debt discount was fully amortized during 2016. The note has been extended to April 30, 2018 with no other consideration.

13.	On April 4, 2017, the Company issued a convertible note to Meadows and received proceeds of $125,000. The promissory note bears interest at 12% per annum and matures on April 4, 2018. At any time, the holder of the note, at his sole option, has the right to convert the outstanding principal amount of this note, or any portion hereof, and any accrued interest into shares of common stock of the Company, at a conversion price of $0.10 per share. The fair value of the common stock at the date of issuance of the advance was $0.16, which created a beneficial conversion feature of $125,000, the beneficial conversion feature was recorded as a debt discount over the life of the note. The Company issued 250,000 warrants valued at $60,000 (see Note 6 for further discussion), of the $125,000 debt discount recorded, $40,541 represents the relative fair value of the warrants allocated and remaining to the debt discount. The unamortized debt discount as of December 31, 2017 was $36,644

14.	On September 22, 2017, the Company issued a promissory note to Church Street Capital and received proceeds of $30,000. The advance is interest-free and matures 60 days from the date of issuance. The note has been extended to April 30, 2018.

15.	On November 12, 2015, the Company executed an unsecured promissory note with Rochelle DuBrule and received $25,000. The promissory note bears interest @10% per annum and both principal and interest are payable on or before May 1, 2016. During 2016, the note was extended to May 1, 2017 with no other consideration. Therefore, no accounting treatment was needed for the extension. During 2017, the note was repaid in full.

Interest expense for the years ended December 31, 2017 and 2016 was $489,234 and $157,213, respectively.

Amortization of debt discount for the years ended December 31, 2017 and 2016 was $397,617 and $399,119, respectively, which is included in the interest expense.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2017	2016
Interest	$239,416	$171,636
Professional fees	94,228	104,278
Consulting	117,082	124,384
Other	88,011	25,921
	$538,737	$426,219

Consulting-related party	$-	$71,929

7.	INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes”, (“ASC 740”).  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions, the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also setup a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

There is no U.S. tax provision due to losses during the years ended December 31, 2017 and 2016.  Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The principal item giving rise to deferred taxes is the net operating loss carryforward.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has set up a valuation allowance for losses for certain carryforwards that it believes may not be realized.

The provision for income taxes consist of the following:

Years Ended
December 31,
	2017	2016
Current
Federal	$-	$-
Foreign	-	-
	-	-
Deferred
Federal	-	-
Foreign	-	-
	$-	$-

A reconciliation of taxes on income computed at the federal statutory rate to amounts provided is as follows:

	Years Ended
	December 31,
	2017	2016
Book income (loss) from operations	$(321,647)	$(1,020,268)
Common stock issued for services	12,075	8,160
Warrants issued for services	40,530	390,912
Impairment expense	-	116,702
Change in valuation allowance	269,042	504,494
Income tax expense	$-	$-

As of December 31, 2017, the Company recorded a deferred tax asset associated with a net operating loss (“NOL”) carryforward of approximately $5.3 million that was fully offset by a valuation allowance due to the determination that it was more likely than not that the Company would be unable to utilize those benefits in the foreseeable future. The Company’s NOL expires in 2034. The valuation allowance increased by approximately $257,000 during the year ended December 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate rate from 34% to 21%. Because the Company recognizes a valuation allowance for the entire balance, there is no net impact to the Company’s balance sheet or results of operations.

The types of temporary differences between tax basis of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

	Tax Effect
	2017	2016
Net operating loss carry forwards (expire through 2034)	$(1,111,940)	$(1,364,691)
Common stock issued for services	25,723	22,098
Warrants issued for services	194,229	248,846
Impairment expense	409,514	663,022
Total gross deferred tax asset/liabilities	(482,474)	(430,725)

Valuation allowance	482,474	430,725
Net deferred taxes	$-	$-

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the availability of NOL carryforwards to offset taxable income when an ownership change occurs.  The Company’s reverse capitalization meets the definition of an ownership change and some of the NOL’s will be limited.

8.	STOCKHOLDERS’ EQUITY

In August 2017, the Company issued 250,000 shares of the Company’s common stock to EMC Corp In connection with a service agreement with the Company. The fair value of the common stock issued was $57,500, of which $38,333 was expensed during the year ended December 31, 2017.

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

9.	WARRANTS

In January 2017, the Company issued warrants to the directors of the Company to purchase 200,000 shares of common stock at an exercise price of $0.09 per share. The warrants were issued in connection with services to be provided through December 31, 2017. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $18,000, all of which was expensed during the year ended December 31, 2017.

On April 4, 2017, the Company issued a warrant to Roy Meadows to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrant was issued in connection with financing provided to the Company. The relative fair value of the warrant was $40,541, which is included in the $125,000 debt discount recorded against the note and is amortized during the year ended December 31, 2017.

On May 16, 2017, the Company issued a warrant to Roy Meadows to purchase 969,164 shares of the Company’s common stock at an exercise price of $0.025 per share. The purchase warrant consists of a renewal warrant issued in connection with the extension of three Meadows’ notes. The relative fair value of the warrant amounted to $157,066, all of which is included in debt discount and was amortized during the year ended December 31, 2017.

In July 2017, the Company issued a warrant to a director of the Company to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. The warrant was issued in connection with professional services provided to the Company. This warrant vests immediately and expires five years from the date of issuance. The fair value of the warrant was $25,000, all of which was expensed during the year ended December 31, 2017.

In July 2017, the Company also issued a warrant to a consulting company to purchase 1,500,000 shares of common stock at an exercise price of $0.10 per share. The warrant was issued in connection with services previously provided to the Company during 2017. The warrant vests immediately and expires five years from the date of issuance. The fair value of the warrant was $150,000, all of which was expensed during the year ended December 31, 2017.

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

During September 2016, the Company issued warrants to four consultants to purchase 6,500,000 shares of the Company’s common stock at exercise prices of $0.07 and $0.08 per share. The warrants were issued in connection with services to be provided to the Company over the next two years. The fair value of the warrants was $500,000, of which $69,999 was expensed during the year ended December 31, 2016. The remaining balance was expenses during 2017.

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

During the year ended December 31, 2017, 2,400,000 warrants expired.

The estimated value of the warrants issued during 2017 was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 years, a risk-free interest rate of 1.19%, a dividend yield of -0- and volatility of 387.1%. The fair value of the warrants issued amounted to $410,666.

For warrants issued during 2016, the estimated value of the warrants were determined using the Black-Scholes pricing model using the following assumptions: expected term of 5 to 7 years, a risk free interest rate between 1.14% and 2.07%, a dividend yield of -0- and volatility between 202% and 423%. The fair value of the warrants issued amounted to $1,162,239.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2016	8,000,000	$0.13	4.6 years
Granted	14,834,564	0.09	5 years
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2016	22,834,564	0.10	4.4 years	$395,217
Granted	3,169,164	0.07	4.9 years
Expired/Cancelled	(2,400,000)	-
Exercised	(1,559,564)	0.03
Outstanding- December 31, 2017	22,044,164	$0.09	4.7 years	$1,808,529
Exercisable- December 31, 2017	22,044,164	$0.09	4.7 years	$1,808,529

10.	RELATED PARTY TRANSACTIONS

a) Nathan Hawkins, a former director of the Company, is a 33 ½ % owner of Global Physicians Healthcare, Inc. a healthcare consulting company, which was paid $502,995 and $71,929 by the Company for services rendered under a September 16, 2016 Support Services Agreement with the Company during the years ended December 31, 2017 and 2016, respectively.

b) Nathan Hawkins, a former director of the Company, has an indirect 47.5% interest in Physicians Stat Lab LLC, a medical services laboratory. In connection with support services rendered by the Company, Physicians Stat Lab, LLC made $242,894 and $68,360 of consulting payments to Lifestyle during the years ended December 31, 2017 and 2016, respectively.

c) Dr. Ronald Moomaw (“Moomaw”), a former director of the Company, is the sole owner of the MED-CURE Companies. The Company received  55% of its revenue for the year ended December 31, 2016 from the MED-Cure Companies.

In connection with the management of the Med-Cure Companies, Moomaw was issued a warrant in 2015 for the purchase of 5 million shares of the Company’s common stock valued @ $465,000, the fair value at the time of issuance.

d) The Company advanced operating funds on a short-term basis to the MED-CURE Companies and received payments during the year ended December 31, 2016. As of December 31, 2016, the MED-CURE Companies owed the Company $783,060 and $100,000, respectively. On December 31, 2016, the Company wrote off the balance of $783,060 from the MED-CURE Conversion reducing the balance to $-0-.

e) On December 31, 2016, the Company also wrote off the accounts receivable from the MED-CURE Companies in the amount of $346,813 and recorded the amount as bad debt expense for the year ended December 31, 2016.

11.	MAJOR CUSTOMERS

59% of the revenues for the year ended December 31, 2016, was received from companies owned 100% by Dr. Ronald Moomaw, a former director of the Company. During the year ended December 31, 2017, the Company had two customers in excess of 10% of consolidated revenue ($2,541,533 or 60.8% and $596,800 or 14.3%).

12.	COMMITMENTS AND CONTINGENCIES

Leases

In connection with the transaction with MedCure, the Company entered into a lease agreement with the former owner of MedCure. The Company also entered into a lease agreement with MedCure whereby MedCure will sublease the clinics from the Company. On December 31, 2016, the Company entered into a lease termination and settlement agreement with the former owner of MedCure. At the same time the Company terminated its lease agreements with the MedCure companies.

The Company currently leases office space in Orlando, Florida on a month-to-month basis for approximately $2,000 per month. The Company also leases office space in Houston, Texas. The Company pays approximately $1,200 per month expiring on December 31, 2018. The minimum lease commitment for the year ending December 31, 2018 is $14,892.

Rent expense was $40,273 and $277,270 for the years ending December 31, 2017 and 2016, respectively.

Consulting Agreements

●	On July 1, 2017, Lifestyle entered into an employment agreement with Christopher Smith (“Smith”), the Company’s Chief Executive Officer. The term of the agreement is for five years. Effective July 1, 2017, the monthly salary for Smith was increased to $20,000. Smith will also receive a performance bonus based on a percentage of the Company’s net operating profit before income taxes. For the years ended December 31, 2017, and 2016, payroll-officer amounted to $195,000 and $172,500, respectively. Smith also received warrants in 2016 to purchase 2,500,000 shares of common stock valued at $250,000.

13.	NON-CONTROLLING INTERESTS

					Return of
				Investment	Investment
			% Owned	Non-controlling	Non-controlling
	Year	% Owned	Non-controlling	Interests	Interests
Entity	Established	Company	Interests	2017	2017

LifeStyle Texas Management Services 101	2017	60%	40%	$8,000	$-
LifeStyle Texas Management Services 102	2017	40%	60%	0	0
LifeStyle Texas Management Services 103	2017	60%	40%	4,000	(4,000)
LifeStyle Texas Management Services 104	2017	60%	40%	8,000	(8,000)
LifeStyle Texas Management Services 105	2017	60%	40%	0	0
LifeStyle Texas Management Services 106	2017	60%	40%	0	0
LifeStyle Florida Management Services 101	2017	60%	40%	4,000	(4,000)
LifeStyle Florida Management Services 104	2017	60%	40%	4,000	(4,000)

				$28,000	$(20,000)

14.	LEGAL PROCEEDINGS

In January 2018, the Company was served with a complaint in the case Amy Dalton vs. Physician Stat Lab, Inc., LifeStyle Medical Network, Inc., Christopher Smith, and Nathan Hawkins. The case is pending in the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleges breach of contract and failure to pay the minimum wage. The plaintiff has claimed damages of $25,823 and the Company has answered the complaint denying any wrongdoing and asserting affirmative defenses to the plaintiff’s claims. The likelihood of a contingency loss is remote, therefore no accrual was recorded for the year ended December 31, 2017.

In April 2018, the Company was served with a complaint filed January 19, 2018 in the case David Davila vs. Lifestyle Texas Medical Management, LLC, a Texas subsidiary of the Company (“Lifestyle Texas Management”), and Christopher Smith, our Chief Executive Officer, in the County Civil Court at Law Number 1, Harris County, Texas.  The complaint seeks recovery of debt represented by a March 24, 2016 promissory note in the principal amount of $75,400 bearing interest at the rate of 5% per annum, issued by Lifestyle Texas Management to the plaintiff.  The Company entered into a settlement agreement on June, 2018, which has stayed prosecution of the lawsuit by plaintiff, pursuant to which agreement the Company would make three payments of $18,333 each on June 23, July 23 and August 23, 2018, to settle the lawsuit, which may be resumed by the plaintiff if the Company fails to make the payments as required by the settlement agreement. The Company became aware of the obligation in 2018 and the liability has been accrued as of December 31, 2017. The Company recorded a $55,000 bad debt expense for the year ended December 31, 2017.

15.	SUBSEQUENT EVENTS

In January 2018, the Company issued warrants to purchase 50,000 shares of common stock of the Company @ $0.11 per share to three directors of the Company for services to be rendered in 2018.

In January 2018, the Company issued a convertible promissory note to Cabreweus Holdings LLC and received proceeds of $50,000. The promissory note bears interest at an annual rate of 10% and matures on January 2, 2019. At the option of the holder of the note and anytime thereafter, the note is convertible into fully-paid shares of the Company’s common stock at a conversion price of $0.17 per share.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) On August 25, 2017, the accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) resigned as the Company’s independent registered public accounting firm. From the date that Sadler Gibb were engaged, January 2, 2013, to the time of their resignation, or any other period of time, the reports of Sadler Gibb on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Sadler Gibb as to the Company’s financial statements for its fiscal years ended December 31, 2012 through December 31, 2016, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern. None of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K occurred during the period in which Sadler Gibb served as the Company’s principal independent accountants.

 (b) On November 3, 2017, the Company engaged MaloneBailey, LLP as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted MaloneBailey, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Due to the lack of segregation of duties, management has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. We have relied heavily on entity or management review controls to lessen the inherent issue of segregation of duties in a small company.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that as of December 31, 2017, that due to the material weakness of a lack of segregation of duties, that our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of as of April 1, 2018.

Name	Age	Title
Christopher P. Smith	54	President and Chief Executive Officer, Chief Financial Officer and Director
Adam Sachs	50	Secretary and Director
Gerald Goodman	70	Director

Effective January 1, 2017, the Board of Directors of the Company appointed Nathan Hawkins and Gerald Goodman as directors of the Company, for initial terms of one year, to fill two existing vacancies on the Board. Mr. Sachs and Mr. Goodman were appointed to an additional one year terms as directors on January 1, 2018. Ronald Moomaw resigned as a director on March 2, 2017, for personal reasons.

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

Gerald Goodman is a certified public accountant and since 2014 has practiced with his own firm, Gerald Goodman CPA P.C. From January 1, 2010 until December 31, 2014, Mr. Goodman practiced with Madsen & Associates, CPA’s Inc., Murray, Utah, and was a non-equity partner and managed the firm’s SEC practice. From 1971 to 2010, Mr. Goodman was a partner in the accounting firm of Wiener, Goodman & Company P.C. He provided the firm’s public and privately-held clients with audit, tax and management advisory services, and was partner-in-charge of the firm’s SEC practice. Mr. Goodman is a 1970 graduate of Pennsylvania State University where he received a B.S. Degree in Accounting.

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

Committees of our Board of Directors

Our Board of Directors appointed Adam Sachs and Gerald Goodman as members of the Audit Committee of the Board for fiscal 2018. Mr. Goodman would not be viewed as independent under the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

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

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year’s annual meeting, which would be scheduled in the month of May or June.

A shareholder’s notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance by directors at meetings of our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. The Company believes that all such required filings in the fiscal year ended December 31, 2017 have been made.

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2015, 2016 and 2017 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Christopher Smith,	2015	$97,500							$97,500
CEO	2016	$171,250							$171,250
	2017	$195,000							$195,000

Outstanding Equity Awards

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Smith	50,000			$0.10	December 31, 2021
Nathan Hawkins	50,000			$0.10	December 31, 2021
Adam Sachs	50,000			$0.10	December 31, 2021
Gerald Goodman	50,000			$0.10	December 31, 2021
	250,000			$0.10	June 30, 2022

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

Director Compensation in 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christopher Smith			$5,000				$5,000
Nathan Hawkins			$5,000				$5,000
Adam Sachs			$5,000				$5,000
Gerald Goodman			$30,000				$30,000

Employment Agreements

Employment Agreement

On July 2, 2017, the Board of Directors of the Company approved, an Employment Agreement (“Agreement”) with Christopher P. Smith, our Chief Executive Officer. The Agreement was effective July 1, 2017, for an initial term of three years, and the term is automatically extended for additional one year periods if neither party gives notice of termination at least 90 days prior to the end of the initial term or any current additional one year term.

The Agreement with Mr. Smith (referred to sometimes as the “Executive”) provides for a base salary of $240,000 per year, and provides for incentive payments as established by the Board of Directors and for a performance bonus (“Performance Bonus”) based on the sum of two components, the first of which is as follows:

Net Operating Profit Before Income Taxes	Performance Bonus
On the First $10 Million	4.0% of Net Operating Profit
On all Amounts Over $10 Million	3.0% of Net Operating Profit

The Agreement contains provisions for discharge for “cause”, including breach of the Agreement or specified detrimental conduct by Mr. Smith, in which case accrued compensation would payable as provided in the Agreement. The Agreement also provide for termination by the Executive for “good reason”, comprising events such as breach of the Agreement by the Company, assignment of duties inconsistent with the Executive’s position, transfer of the Executive’s primary office by more than 25 miles from Lake Mary, Florida, or in the event of a change in control of the Company. In the event of a termination by the Company without cause, or by the Executive for “good reason”, the Company is required to pay to the Executive in a lump sum in cash within 30 days after the date of termination the aggregate of the following amounts:

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

C. the amount equal to the sum of (1) the Executive’s annual minimum salary; (2) one (1) times the performance bonus payment and (3) one (1) times the incentive payment;

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

In addition, all stock options and warrants outstanding as of the date of termination and held by the Executive shall vest in full and become immediately exercisable for the remainder of their full term; all restricted stock shall no longer be restricted to the extent permitted by law, and the Company will use its best efforts, at its sole cost to register such restricted stock as expeditiously as possible.

Employee Benefit Plans

We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of April 2, 2018 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 35,583,074 shares of common stock outstanding as of April 2, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Christopher P. Smith (2)	5,523,513	15.52%

James Davis, Jr. 210 S. Hoagland Blvd. Kissimmee, FL 34741	4,224,000	11.87%

The Dellinger Fund 201 S. Orange Ave., Suite 1510 Orlando, FL 32801 (2)	11,800,000	33.16%

Nissonis BV 1083 HP Vivaldistraat 52 Amsterdam The Netherlands	3,223,447	9.06%

Adam Sachs (3)	560,000	1.55%

Gerald Goodman (4)	300,000	0.84%

All officers and directors as a group (3 persons)	6,383,513	16.17%

* Less than 1%.

(1)	The addresses of our executive officers and directors, and of any other stockholder for whom an address is not given, listed in the above table are c/o Lifestyle Medical Network Inc., 121 South Orange Ave., Suite 1500, Orlando, FL 32801.

(2)	Christopher Smith, our Chief Executive Officer, owns 2,473,513 shares of common stock directly. Mr. Smith additionally owns beneficially (i) 500,000 shares of our common stock issuable upon exercise of a common stock purchase warrant for five years’ service as a director, and 2,500,000 shares of common stock issuable upon exercise of a common stock purchase warrant issued as compensation for services performed for the Company, both of such warrants having been issued December 17, 2016, and expire December 17, 2021; and (iii) 50,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services a director in 2017.

(3)	Mr. Sachs owns 10,000 shares of common stock directly, and additionally owns beneficially (i) 500,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued December 17, 2016, for five years’ service as a director, and expiring December 17, 2021; and (iii) 50,000 shares of our common stock issuable upon exercise of a common stock purchase warrant issued January 13, 2017, for services a director in 2017.

(4)	Gerald Goodman owns beneficially 300,000 shares of our common stock issuable upon exercise of common stock purchase warrants issued January 13, 2017, for services a director in 2017, and on July 17, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Global Physicians Access, Inc.

Nathan Hawkins, a former director of the Company, is a 33 ½ % owner of Global Physicians Healthcare, Inc. a healthcare consulting company, which was paid $502,995 and $71,929 by the Company for services rendered under a September 16, 2016 Support Services Agreement with the Company during the years ended December 31, 2017 and 2016, respectively.

Physicians Stat Lab, LLC

Nathan Hawkins, a former director of the Company, has an indirect 47.5% interest in Physicians Stat Lab LLC, a medical services laboratory. In connection with support services rendered by the Company, Physicians Stat Lab, LLC made $242,894 and $68,360 of consulting payments to Lifestyle during the years ended December 31, 2017 and 2016, respectively.

Item 14. Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided during fiscal years 2017 and 2016 by MaloneBailey LLP for the audit of the Company’s 2017 fiscal year and Sadler, Gibb & Associates, LLC for the audit of the Company’s 2016 fiscal year.

	2017		2016
	MaloneBailey	Sadler Gibb	Sadler Gibb
Audit Fees	$30,000	$10,000	$35,000
Audit-related Fees
Tax Fees
All Other Fees
Total Fees	$30,000	$10,000	$35,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2017.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2017, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit and audit-related services, rendered during fiscal 2017.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB, filed January 23, 2007).
3.1a	Certificate of Amendment to Articles of Incorporation, filed September 12, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 20, 2011.)
3.1b	Articles of Merger with the Company’s wholly-owned subsidiary, Lifestyle Medical Network Inc., in which merger the name of the Company, as the surviving company in the merger, was changed to Lifestyle Medical Network Inc. (Incorporated by reference to Exhibit 3.1b to the Company’s Current Report on Form 8-K, filed July 17, 2012.)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-SB, filed January 23, 2007).
3.2a	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2a to the Company’s Current Report on Form 8-K, filed January 13, 2017.)
10.1	Distribution Agreement, dated December 29, 2006 with NTV Hungary Commercial Limited NTV Hungary Commercial Limited Liability Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-SB, filed January 23, 2007).
10.2	Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2008).
10.3	Additional Agreement, dated May 2, 2008, to Acquisition Agreement, dated January 24, 2008, between the Company and Media Top Prim, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 5, 2008)
10.4	Share Purchase Agreement, dated as of June 10, 2009, between the Company and IPA International Project Agency Establishment (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 4, 2009).
10.5	Agreement, dated as of February 23, 2010, between the Company and SC Stratco Group SRL. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 8, 2010.)
10.6	Additional Agreement, dated as of March 5, 2010, between the Company and Media Top Prim Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed March 31, 2010.)
10.7	Purchase Agreement, dated August 3, 2010, between the Company and Stipula Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed August 6, 2010.)
10.7a	Additional Agreement, dated August 13, 2010, to Purchase Agreement dated August 3, 2010, between the Company and Stipula Financial, Inc. (Incorporated by reference to Exhibit 10.7a to the Company’s Current Report on Form 8-K/A, filed August 13, 2010.)
10.8	Exchange Agreement, dated January 31, 2011, between the Company and Men’s Medical Corporation. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 31, 2011.)
10.9	Asset Purchase Agreement, dated February 2, 2011, between the Company and Chiril Luchinsky. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 31, 2011.)
10.10	Exchange Agreement, dated December 29, 2011, between the Company and Lifestyle Medical Corporation. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 6, 2012.)
10.11	Assignment, dated May 9, 2011, of BMG Licensing Agreement to Elite Professional IP Licensing Company, LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)
10.12	License Agreement, dated October 5, 2010, between Modular Properties Limited, Inc. and Worldwide Medassets, Ltd. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)
10.13	Stock Purchase Agreement, dated February 8, 2012, between the Company and Saddleworth Consulting, LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K/A, filed February 15, 2012.)
10.14	Employment Agreement, effective as of July 1, 2012, between the Company and Christopher P. Smith. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 17, 2012.)
10.15	Convertible Promissory Note Amendment, dated May 16, 2016, between the Company and Roy Meadows. (Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed May 23, 2016.)
10.16	Convertible Promissory Note Amendment, dated June 19, 2017. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed July 10, 2017.)
10.17	Employment Agreement, dated July 1, 2017, between the Company and Christopher P. Smith. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed July 10, 2017.)
23	Consent of Sadler, Gibb & Associates, LLC.*
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

*       Filed herewith.

**     Furnished herewith.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LIFESTYLE MEDICAL NETWORK, INC

Date: June 14, 2018	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on June 14, 2018.

/s/ Christopher Smith
Christopher Smith, Chief Executive Officer,
Principal Financial Officer and Director

By:	/s/ Adam Sachs
Adam Sachs, Director and Secretary

By:	/s/ Gerald Goodman
Gerald Goodman, Director

