Form 10-Q
period 2018-03-31
LIFESTYLE MEDICAL NETWORK, INC.
filed 2019-10-31
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(407) 377-6336

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LMNK	NA

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒ No ☐.

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 35,583,074 as of October 30, 2019

LIFESTYLE MEDICAL NETWORK, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following unaudited consolidated financial statements should be read in conjunction with the year-end restated consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923	$9,827
Accounts receivable	170,000	231,963
Loan receivable	596	800
Prepaid expenses	7,500	26,667
Total Current Assets	180,019	269,257

Property, plant and equipment - net	36,738	42,416
Other assets	1,194	1,194
TOTAL ASSETS	$217,951	$312,867

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$533,788	$538,737
Notes payable	318,000	315,000
Current portion of convertible notes payable, net of $7,102 and $36,644 debt discount	1,908,978	1,829,436
Total Current Liabilities	2,760,766	2,683,173

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 35,583,074 and 35,583,074 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	35,583	35,583
Additional paid-in-capital	11,496,023	11,479,523
Accumulated deficit	(14,097,361)	(13,893,412)
Total LifeStyle Medical Network Stockholders’ Deficiency	(2,565,755)	(2,378,306)
Non-controlling interest	22,940	8,000
Total Stockholders’ Deficiency	(2,542,815)	(2,370,306)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$217,951	$312,867

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Management fees-related party	$-	$142,611
Management fees	399,300	1,197,494
Total revenues	399,300	1,340,105

Costs and expenses:
Cost of revenue related to management fees	285,791	918,601
Cost of revenue- related party management fees	-	260,297
Selling, general and administrative expenses	181,420	202,025
Total Costs and expenses	467,211	1,380,923

Loss from operations	(67,911)	(40,818)

Other income (expense):
Other income	-	-
Interest expense	(95,398)	(204,782)
Total Other income (expense)	(95,398)	(204,782)

Net loss	(163,309)	(245,600)

Income attributable to non-controlling interests	40,640	-

Provision for income taxes	-	-

Net loss attributable to common shareholders	$(203,949)	$(245,600)

Loss per common share-basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	35,583,074	34,062,446

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(163,309)	$(245,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,678	7,240
Warrant expenses	16,500	88,750
Amortization of debt discount	29,542	148,179
Changes in operating assets and liabilities:
Accounts receivable	61,963	(228,782)
Accounts receivable-related party	-	48,376
Prepaid expenses	19,371	(7,444)
Accounts payable-related party	-	17,906
Accounts payable and accrued expenses	(4,949)	207,192
Net Cash Provided by (Used In) Operating Activities	(35,204)	35,817
Cash flows from investing activities:
Purchase of equipment	-	(8,214)
Advances to related party	-	-

Net Cash Used In Investing Activities	-	(8,214)

Cash flows from financing activities:
Proceeds from convertible debt	50,000
Proceeds from promissory note	11,000

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Repayments to non-controlling interests	(29,700)
Proceeds from non-controlling interests	4,000	-
Repayments of promissory note	(8,000)	(20,000)

Net Cash Provided by (Used in) Financing Activities	27,300	(20,000)

Net change in cash	(7,904)	7,603

Cash and cash equivalents - Beginning of period	9,827	48,376

Cash and cash equivalents - End of period	$1,923	$55,979

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash Investing and Financig Activities:

Issuance of warrants for prepaid services	$-	$20,000

Cashless conversion of warrants	$-	$926

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 2018 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2017 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the three months ended March 31, 2018 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

The Company’s significant accounting policies are found below. These policies should be read in conjunction with Note 1 found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing account standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. The Company adopted the guidance under the new revenue standards using the modified retrospective method effective January 1, 2018. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable.

Upon adoption, the new standards replaced most existing revenue recognition guidance in U.S. GAAP. The adoption of the new revenue standards did not have any impact on its consolidated financial statements and all revenue will be recognized pursuant to Topic 606 under the five-step model specified by the new revenue standards.

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

Accounting Standards Issued But Not Yet Adopted

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

2.	DEBT

On January 3, 2018, the Company issued an unsecured convertible promissory note to Cabrewceus Holdings, LLC and received proceeds of $50,000. The promissory note bears interest at 10% per annum and matures one year from the date of issuance. At any time, the holder of the note, at his option, has the right to convert the outstanding principal amount of the note, or any portion of the principal amount hereof, any accrued interest into shares of common stock of the Company at a conversion price of $0.17 per share. Beneficial Conversion Feature analysis was performed by the Company and no discount was recorded.

On January 11, 2018, the Company received proceeds of $11,000 from a third party. The advance is unsecured, interest free and due upon demand. The balance due at March 31, 2018 was $3,000. The advance was repaid in April 2018. In September and October 2018, the Company received additional advances of $24,000 from the third party of which $12,000 was repaid in 2018 and $12,000 was repaid in 2019.

In June, September and December 2018, the Company received proceeds of $16,500, $15,000 and $6,000 from Church Street Capital. The advances are unsecured, interest free and due April 30. 2019 and June 30, 2019, respectively. During 2019, the Company received an additional $13,000 of advances from Church Street Capital.

In May 2019, the Company received proceeds of $50,000 from a third party. The secured note bears interest @ 10% per annum. The note matures on September 15, 2019 and the parties are currently negotiating an extension. The note is secured by an interest in the Company’s lawsuit vs. Aventus Health. In addition to the note owed, the third party will receive 5% of the proceeds of the lawsuit upon settlement or award.

In July 2019, the Company received proceeds of $50,000 from a third party. The note is unsecured and is interest free. The note matures on October 17, 2019 and the parties are currently negotiating an extension.

During 2018, $200,000 of convertible debt and $255,000 of notes payable were extended to April 30, 2019 and August 19, 2019. The loans were extended with no extinguishment of the debt.

During 2018, debt in the amount of $1,566,080 plus interest to Roy Meadows matured. The debt is currently in default but no demand for payment has been received. The parties are currently negotiating an extension agreement.

Debt in the amount of $160,000 to two debtors is currently in default. No demand for payment has been received by the Company.

Interest expense for the three months ended March 31, 2018 and 2017 was $95,398 and $204,782, respectively.

Amortization of debt discount for the three months ended March 31, 2018 and 2017 was $29,542 and $148,179, respectively, which is included in the interest expense.

3.	WARRANTS

In January 2018, the Company issued warrants to the directors of the Company to purchase 150,000 shares of common stock at an exercise price of $0.11 per share. The warrants were issued in connection with services to be provided through December 31, 2018. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $16,500, all of which was expensed during the three months ended March 31, 2018.

The estimated value of the warrants was determined using the Black Scholes pricing model using the following assumptions: expected term of 5 years, a risk-free interest rate of 1.19%, a dividend yield of -0- and volatility of 387.1%. The fair value of the warrants issued amounted to $16,500.

The following table summarizes the changes in warrants outstanding and the related price of the shares of the Company’s common stock issued. The warrants were granted in lieu of cash compensation for services performed.

		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2018	22,044,164	$0.09	4.7 years	$1,808,529
Granted	150,000	0.11	4.9 years
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending March 31, 2018	22,194,164	$0.09	3.82 years	$1,391,646
Exercisable-period ending March 31, 2018	22,194,164	$0.09	3.82 years	$1,391,646

4.	MAJOR CUSTOMERS

100% of the revenues for the three months ended March 31, 2018, was received from one company.

5.	LEGAL PROCEEDINGS

In January 2018, the Company was served with a complaint in the case Amy Dalton vs. Physician Stat Lab, Inc., LifeStyle Medical Network, Inc., Christopher Smith, and Nathan Hawkins. The case is pending in the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleges breach of contract and failure to pay the minimum wage. The plaintiff has claimed damages of $25,823 and the Company has answered the complaint denying any wrongdoing and asserting affirmative defenses to the plaintiff’s claims. The likelihood of a contingency loss was remote, therefore no accrual was recorded for the year ended December 31, 2017. A settlement was reached between the parties and the Company paid Amy Dalton $5,000 in December 2018.

In April 2018, the Company was served with a complaint filed January 19, 2018 in the case David Davila vs. LifeStyle Texas Medical Management LLC, a Texas subsidiary of the Company (“LifeStyle Texas Management”) and Christopher Smith, our Chief Executive Officer, in the County Civil Court at Law Number 1, Harris County, Texas. The complaint seeks recovery of debt represented by a March 24, 2016 promissory note in the principal amount of $75,400 bearing interest at the rate of 5% per annum, issued by LifeStyle Texas Management to the plaintiff. The Company entered into a settlement agreement in June 2018, which has stayed prosecution of the lawsuit by plaintiff, pursuant to which agreement the Company would make three payments 0f $18,333 each June 23, July 23, and August 23, 2018, to settle the lawsuit, which may be resumed by the plaintiff if the Company fails to make the payment as required by the settlement agreement. The Company became aware of the obligation in 2018 and the liability of $55,000 has been accrued as of December 31, 2017. The settlement was paid in full in August 2018.

On June 19, 2019, the Company’s Texas operating subsidiaries, Lifestyle Texas Management and Services, LLC and Lifestyle Texas Medical Management, LLC, and Christopher Smith, our Chief Executive Officer (collectively, “Plaintiffs”), filed a lawsuit in the District Courts of Harris County, Texas, against Aventus Health, LLC, and seven related companies and three individuals associated with these companies, that transacted business with Plaintiffs in Texas (collectively, “Defendants”). The lawsuit seeks damages of amounts owing by Defendants of $464,040 in unpaid invoices, and additional damages including attorney’s fees, expert fees and the costs of litigation that are anticipated to be in excess of $250,000.00 through the time of trial, due to numerous false and material misrepresentations by Defendants to Plaintiffs with the intent that these misrepresentations be relied upon and made with no intention of fulfilling their contractual duties to compensate Plaintiffs as per agreements between the parties. Defendants’ misrepresentations to Plaintiffs are stated in the lawsuit to include but are not limited to misrepresentations concerning payment for management services of Plaintiffs. On September 11, 2019, Defendants removed the lawsuit to the U.S. District Courts for the Southern District of Texas, Houston Division; however, on September 18, 2019, Plaintiffs and Defendants filed a joint motion to remand the lawsuit back to the District Courts of Harris County, Texas, as the U.S. District Courts did not have jurisdiction over the lawsuit. On September 23, 2019, the motion was granted and the lawsuit was remanded back to the District Courts of Harris County, Texas. It is anticipated that it may take 12 to 18 months to fully litigate the lawsuit.

6.	NON-CONTROLLING INTERESTS

During the three months ended March 31, 2018, the Company received $4,000 from non-controlling representing a 40% ownership in one subsidiary. The Company returned $29,700 to the non-controlling interests representing a return of capital and a distribution of earnings from the subsidiaries.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to these accounting policies during the three months ended March 31, 2018, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

During the three months ended March 31, 2018, we had revenues of $ 399,300, as compared with revenues of $1,340,105 in the three months ended March 31, 2017, and we recorded a net loss of $203,949 in 2018, as compared with a net loss of $245,600 for 2017. The decrease in the net loss for the three months ended March 31, 2018 was principally due to a decrease in total costs and expenses of $913,712 in 2018, as compared with $1,380,923 in 2017, and a decrease in interest expense from $204,782 in 2017, to $95,398 in 2018, of which approximately $29,542 was amortization of the beneficial conversion feature of outstanding debt, offset by decreases in revenues of $940,805 in 2018. In the three months ended March 31, 2018, cost of revenue related to management fees was $285,791 and $-0- of related party fees, as compared with $918,601 and $260,297in 2017. General and administrative expense was $181,420 in 2018, as compared with general and administrative expense in 2017 of $202,025 which reflects amortization of warrant expense in 2018 of $16,500 as compared to $88,750 in 2017.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 2018, we had a working capital deficiency of approximately $2.6 million. At March 31, 2018, we had total assets of approximately $ 217,951, including $1,923 of cash. Net cash used in operating activities in the three months ended March 31, 2018 was approximately $35,204; net cash used in investing activities was approximately $-0-; and $61,000 of short-term debt was received in 2018, offset by $8,000 of repayments.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the three months ended March 31, 2018, we generated revenues of $ 399,300, incurred total operating expenses of $467,211 and had a net loss of $203,949. As of March 31, 2018, we had $1,923 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

As of June 19, 2017, the Company renewed three promissory notes with the holder, Roy Meadows (the “Holder”), such that: (a) the Note dated April 28, 2015 with a Maturity Date of April 28, 2017 (“April 2015 Note”), was renewed to April 28, 2018; (b) the Note dated June 8, 2015 with a Maturity Date of April 28, 2017 (“June 2015 Note”), was renewed to June 8, 2018; and (c) the Note dated June 13, 2016 with a Maturity Date of June 13, 2017 (“June 2016 Note”), was renewed to June 13, 2018 (The “Renewals”). The Renewal Fees were 10% of the outstanding balance of each Note: $34,496 for the April 2015 Note, $34,442.23 for the June 2015 Note and $27,978.16 for the June 2016 Note. In connection with the Renewals, each Note’s Renewal Fee was added to the outstanding balance of the respective Note as of its Maturity Date. As of March 31, 2018, the balance due the Holder for the April 2017 Note was $379,456; the balance on the June 2015 Note was $378,864; and the balance on the June 2016 Note $307,760.

In connection with the Renewals, a five-year common stock purchase warrant to purchase 969,164 shares of common stock of the Company, at an exercise price of $.025 per share, was issued to the Holder of the Notes.

We are negotiating a forbearance agreement with the Holder for the total amount of principal and accrued interest of $1,799,342 due on the Notes as of June 30, 2018, which would toll the accrual of interest under the Notes and extend the maturity dates. However, there is no assurance that we will be able to complete these negotiations on terms satisfactory to the Company.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of March 31, 2018, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, due to the lack of segregation of duties, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended March 31, 2018, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. We have relied heavily on entity or management review controls to lessen the inherent issue of segregation of duties in a small company.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of our 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 1. LEGAL PROCEEDINGS.

On June 19, 2019, the Company’s Texas operating subsidiaries, Lifestyle Texas Management and Services, LLC and Lifestyle Texas Medical Management, LLC, and Christopher Smith, our Chief Executive Officer (collectively, “Plaintiffs”), filed a lawsuit in the District Courts of Harris County, Texas, against Aventus Health, LLC, and seven related companies and three individuals associated with these companies, that transacted business with Plaintiffs in Texas (collectively, “Defendants”). The lawsuit seeks damages of amounts owing by Defendants of $464,040 in unpaid invoices, and additional damages including attorney’s fees, expert fees and the costs of litigation that are anticipated to be in excess of $250,000.00 through the time of trial, due to numerous false and material misrepresentations by Defendants to Plaintiffs with the intent that these misrepresentations be relied upon and made with no intention of fulfilling their contractual duties to compensate Plaintiffs as per agreements between the parties. Defendants’ misrepresentations to Plaintiffs are stated in the lawsuit to include but are not limited to misrepresentations concerning payment for management services of Plaintiffs. On September 11, 2019, Defendants removed the lawsuit to the U.S. District Courts for the Southern District of Texas, Houston Division; however, on September 18, 2019, Plaintiffs and Defendants filed a joint motion to remand the lawsuit back to the District Courts of Harris County, Texas, as the U.S. District Courts did not have jurisdiction over the lawsuit. On September 23, 2019, the motion was granted and the lawsuit was remanded back to the District Courts of Harris County, Texas. It is anticipated that it may take 12 to 18 months to fully litigate the lawsuit.

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

LIFESTYLE MEDICAL NETWORK INC. (Registrant)

Date: October 31, 2019	By:	/s/ Christopher Smith
Christopher Smith, Chief Executive Officer and Principal Financial Officer