Form 10-Q
period 2018-06-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2019-10-31
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,316	$9,827
Accounts receivable	123,407	231,963
Loan receivable	1,496	800
Prepaid expenses	7,150	26,667
Total Current Assets	136,369	269,257

Property, plant and equipment - net	31,059	42,416
Other assets	1,194	1,194
TOTAL ASSETS	$168,622	$312,867

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$608,884	$538,737
Notes payable	331,500	315,000
Current portion of convertible notes payable, net of $-0- and $36,644 debt discount	1,916,081	1,829,436
Total Current Liabilities	2,856,465	2,683,173

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares
authorized; 35,583,074 and 35,583,074 shares issued and outstanding
at June 30, 2018 and December 31, 2017, respectively	35,583	35,583
Additional paid-in-capital	11,496,023	11,479,523
Accumulated deficit	(14,238,440)	(13,893,412)
Total LifeStyle Medical Network Stockholders' Deficiency	(2,706,834)	(2,378,306)
Non-controlling interest	18,991	8,000
Total Stockholders' Deficiency	(2,687,843)	(2,370,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$168,622	$312,867

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Management fees-related party	$-	$100,283	$-	$242,894
Management fees	348,178	1,069,305	747,478	2,266,799
Total revenues	348,178	1,169,588	747,478	2,509,693

Costs and expenses:
Cost of revenue related to management fees	271,165	864,123	556,956	1,782,089
Cost of revenue- related party management fees	-	166,611	-	427,543
Selling, general and administrative expenses	105,362	161,538	286,782	363,563
Total Costs and expenses	376,527	1,192,272	843,738	2,573,195

Loss from operations	(28,349)	(22,684)	(96,260)	(63,502)

Other income (expense):
Gain on extinguishment of debt	-	221,500	-	221,500
Interest expense	(69,959)	(441,913)	(165,357)	(646,694)
Total Other income (expense)	(69,959)	(220,413)	(165,357)	(425,194)

Net loss	(98,308)	(243,097)	(261,617)	(488,696)

Income attributable to non-controlling interests	42,771	-	83,411	-

Provision for income taxes	-	-	-	-

Net loss attributable to common shareholders	$(141,079)	$(243,097)	$(345,028)	$(488,696)

Loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	35,583,074	34,885,375	35,583,074	34,480,721

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(261,617)	$(488,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,357	14,481
(Gain) on extinguishment of debt	-	(221,500)
Warrant expenses	16,500	155,500
Amortization of debt discount	36,645	434,445
Changes in operating assets and liabilities:
Accounts receivable	108,556	(58,503)
Accounts receivable-related party	-	19,860
Prepaid expenses	18,821	88,378
Accounts payable-related party	-	(31,551)
Accounts payable and accrued expenses	70,147	80,187
Net Cash Provided by (Used In) Operating Activities	409	(7,399)

Cash flows from investing activities:
Purchase of equipment	-	(2,214)
Advances to related party	-	(13,600)

Net Cash Used In Investing Activities	-	(15,814)

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Cash flows from financing activities:
Proceeds from convertible debt	50,000	125,000
Proceeds from promissory note	27,500	-
Repayments to non-controlling interests	(84,420)	(16,000)
Proceeds from non-controlling interests	12,000	16,000
Repayments of promissory note	(11,000)	(39,000)

Net Cash Provided by (Used in) Financing Activities	(5,920)	86,000

Net change in cash	(5,511)	62,787

Cash and cash equivalents - Beginning of period	9,827	48,376

Cash and cash equivalents - End of period	$4,316	$111,163

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:

Issuance of warrants for prepaid services	$-	$20,000

Cashless conversion of warrants	$-	$926

Discount on convertible debt	$-	$125,000

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 2018 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (the "Company" or "Lifestyle") and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2017 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the six months ended June 30, 2018 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On January 11, 2018, the Company received proceeds of $11,000 from a third party. The advance is unsecured, interest free and due upon demand. The advance was repaid in full in April 2018. In September and October 2018, the Company received additional advances of $24,000 from the third party of which $12,000 was repaid in 2018 and $12,000 was repaid in 2019.

In June, September and December 2018, the Company received proceeds of $16,500, $15,000 and $6,000 from Church Street Capital. The advances are unsecured, interest free and due April 30, 2019 and June 30, 2019, respectively. During 2019, the Company received an additional $13,000 of advances from Church Street Capital.

In May 2019, the Company received proceeds of $50,000 from a third party. The secured note bears interest @ 10% per annum. The note matures on September 15, 2019 and the parties are currently negotiating an extension. The note is secured by an interest in the Company’s lawsuit vs. Aventus Health. In addition to the note owed, the third party will receive 5% of the lawsuit upon settlement or award.

In July 2019, the Company received proceeds of $50,000 from a third party. The note is unsecured and interest free. The note matures on October 17, 2019 and the parties are currently negotiating an extension.

During 2018, $200,000 of convertible debt and $255,000 of notes payable were extended to April 30, 2019 and June 30, 2019. The loans were extended with no extinguishment of the debt.

During 2018, debt in the amount of $1,566,080 plus interest to Roy Meadows matured. The debt is currently in default but no demand for payment has been received. The parties are currently negotiating an extension agreement.

Debt in the amount of $160,000 to two debtors is currently in default. No demand for payment has been received by the Company.

Interest expense for the six months ended June 30, 2018 and 2017 was $165,357 and $646,694, respectively.

Amortization of debt discount for the six months ended June 30, 2018 and 2017 was $36,645 and $434,445, respectively, which is included in the interest expense.

3.	WARRANTS

In January 2018, the Company issued warrants to the directors of the Company to purchase 150,000 shares of common stock at an exercise price of $0.11 per share. The warrants were issued in connection with services to be provided through December 31, 2018. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $16,500, all of which was expensed during the six months ended June 30, 2018.

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

	Shares	Price	Life	Value
Outstanding, January 1, 2018	22,044,164	$0.09	4.7 years	$1,808,529
Granted	150,000	0.11	4.9 years
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending June 30, 2018	22,194,164	$0.09	3.57 years	$67,671
Exercisable-period ending June 30, 2018	22,194,164	$0.09	3.57 years	$67,671

4.	MAJOR CUSTOMERS

Approximately 90% of the revenues for the six months ended June 30, 2018, was received from one company.

5.	LEGAL PROCEEDINGS

In January 2018, the Company was served with a complaint in the case Amy Dalton vs. Physician Stat Lab, Inc., LifeStyle Medical Network, Inc., Christopher Smith, and Nathan Hawkins. The case is pending in the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleges breach of contract and failure to pay the minimum wage. The plaintiff has claimed damages of $25,823 and the Company has answered the complaint denying any wrongdoing and asserting affirmative defenses to the plaintiff’s claims. The likelihood of a contingency loss is remote and therefore no accrual was recorded for the year ended December 31, 2017. The Company settled the litigation in December 2018 and paid Amy Dalton $5,000.

In April 2018, the Company was served with a complaint filed January 19, 2018 in the case David Davila vs. LifeStyle Texas Medical Management LLC, a Texas subsidiary of the Company (“LifeStyle Texas Management”) and Christopher Smith, our Chief Executive Officer, in the County Civil Court at Law Number 1, Harris County, Texas. The complaint seeks recovery of debt represented by a March 24, 2016 promissory note in the principal amount of $75,400 bearing interest at the rate of 5% per annum, issued by LifeStyle Texas Management to the plaintiff. The Company entered into a settlement agreement in June 2018, which has stayed prosecution of the lawsuit by plaintiff, pursuant to which agreement the Company would make three payments 0f $18,333 each June 23, July 23, and August 23, 2018., to settle the lawsuit, which may be resumed by the plaintiff if the Company fails to make the payment as required by the settlement agreement. The Company became aware of the obligation in 2018 and the liability of $55,000has been accrued as of December 31, 2017. The settlement was paid in full in August 2018.

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

During the six months ended June 30, 2018, the Company received $12,000 from non-controlling interests representing a 40% ownership in various subsidiaries. The Company returned $84,420 to the non-controlling interests representing a return of capital and a distribution of earnings from the subsidiaries.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to these accounting policies during the six months ended June 30, 2018, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

During the three months ended June 30, 2018, we had revenues of $ 348,178, as compared with revenues of $1,169,588 in the three months ended June 30, 2017, and we recorded a net loss of $141,079 in 2018, as compared with a net loss of $243,097 for 2017. The decrease in the net loss for the three months ended June 30, 2018 was principally due to a decrease in total costs and expenses of $376,527 in 2018, as compared with $1,192,272 in 2017, and a decrease in interest expense from $441,913 in 2017, to $69,959 in 2018, of which approximately $7,102 was amortization of the beneficial conversion feature of outstanding debt, offset by decreases in revenues of $821,410 in 2018. In the three months ended June 30, 2018, cost of revenue related to management fees was $271,165 and $-0- of related party fees, as compared with $864,123 and $166,611 in 2017. General and administrative expense was $105,362 in 2018, as compared with general and administrative expense in 2017 of $161,538 which reflects amortization of warrant expense in 2018 of $16,500 as compared to $88,750 in 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

During the six months ended June 30, 2018, we had revenues of $ 747,478, as compared with revenues of $2,509,693 in the six months ended June 30, 2017, and we recorded a net loss of $345,028 in 2018, as compared with a net loss of $488,696 for 2017. The decrease in the net loss for the six months ended June 30, 2018 was principally due to a decrease in total costs and expenses of $843,738 in 2018, as compared with $2,573,195 in 2017, and a decrease in interest expense from $646,694 in 2017, to $165,137 in 2018, of which approximately $36,644 was amortization of the beneficial conversion feature of outstanding debt, offset by decreases in revenues of $1,762,215 in 2018. In the six months ended June 30, 2018, cost of revenue related to management fees was $556,956 and $-0- of related party fees, as compared with $1,782,089 and $427,543 in 2017. General and administrative expense was $286,782 in 2018, as compared with general and administrative expense in 2017 of $363,563 which reflects amortization of warrant expense in 2018 of $16,500 as compared to $155,500 in 2017.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 2018, we had a working capital deficiency of approximately $2.7 million. At June 30, 2018, we had total assets of approximately $ 166,622, including $4,316 of cash. Net cash used in operating activities in the six months ended June 30, 2018 was approximately $409; net cash used in investing activities was approximately $-0-; and $77,500 of short-term debt was received in 2018, offset by $11,000 of repayments.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the six months ended June 30, 2018, we generated revenues of $ 747,478, incurred total operating expenses of $843,738 and had a net loss of $345,028. As of June 30, 2018, we had $4,316 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

As of June 19, 2017, the Company renewed three promissory notes with the holder, Roy Meadows (the “Holder”), such that: (a) the Note dated April 28, 2015 with a Maturity Date of April 28, 2017 (“April 2015 Note”), was renewed to April 28, 2018; (b) the Note dated June 8, 2015 with a Maturity Date of April 28, 2017 (“June 2015 Note”), was renewed to June 8, 2018; and (c) the Note dated June 13, 2016 with a Maturity Date of June 13, 2017 (“June 2016 Note”), was renewed to June 13, 2018 (The “Renewals”). The Renewal Fees were 10% of the outstanding balance of each Note: $34,496 for the April 2015 Note, $34,442.23 for the June 2015 Note and $27,978.16 for the June 2016 Note. In connection with the Renewals, each Note’s Renewal Fee was added to the outstanding balance of the respective Note as of its Maturity Date. As of June 30, 2018, the balance due the Holder for the April 2017 Note was $379,456; the balance on the June 2015 Note was $378,864; and the balance on the June 2016 Note $307,760.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of June 30, 2018, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, due to the lack of segregation of duties, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended June 30, 2018, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. We have relied heavily on entity or management review controls to lessen the inherent issue of segregation of duties in a small company.

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