Form 10-Q
period 2018-09-30
LIFESTYLE MEDICAL NETWORK, INC.
filed 2019-10-31
CIK 1307140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒ No ☐ .

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

The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,635	$9,827
Accounts receivable	44,000	231,963
Loan receivable	10,833	800
Prepaid expenses	-	26,667
Total Current Assets	56,468	269,257

Property, plant and equipment - net	25,380	42,416
Other assets	1,194	1,194
TOTAL ASSETS	$83,042	$312,867

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$710,287	$538,737
Notes payable	363,500	315,000
Current portion of convertible notes payable, net of $-0- and $36,644 debt discount	1,916,081	1,829,436
Total Current Liabilities	2,989,868	2,683,173

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 200,000,000 shares authorized; 35,583,074 and 35,583,074 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	35,583	35,583
Additional paid-in-capital	11,496,023	11,479,523
Accumulated deficit	(14,454,697)	(13,893,412)
Total LifeStyle Medical Network Stockholders’ Deficiency	(2,923,091)	(2,378,306)
Non-controlling interest	16,265	8,000
Total Stockholders’ Deficiency	(2,906,826)	(2,370,306)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$83,042	$312,867

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Management fees-related party	$-	$-	$-	$242,894
Management fees	215,561	1,004,905	963,039	3,271,704
Total revenues	215,561	1,004,905	963,039	3,514,598

Costs and expenses:
Cost of revenue related to management fees	248,736	895,817	805,692	2,677,906
Cost of revenue-related party management fees	-	75,452	-	502,995
Selling, general and administrative expenses	109,622	382,416	396,404	745,979
Total Costs and expenses	358,358	1,353,685	1,202,096	3,926,880

Loss from operations	(142,797)	(348,780)	(239,057)	(412,282)

Other income (expense):
Gain on extinguishment of debt	-	-	-	221,500
Interest expense	(64,106)	(132,917)	(229,463)	(779,611)
Total Other income (expense)	(64,106)	(132,917)	(229,463)	(558,111)

Net loss	(206,903)	(481,697)	(468,520)	(970,393)

Income attributable to non-controlling interests	9,354	-	92,765	-

Provision for income taxes	-	-	-	-

Net loss attributable to common shareholders	$(216,257)	$(481,697)	$(561,285)	$(970,393)

Loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding
- basic and diluted
	35,583,074	35,254,895	35,583,074	34,741,615

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(468,520)	$(970,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,036	21,723
Stock-based compensation	-	57,500
(Gain) on extinguisment of debt	-	(221,500)
Warrant expenses	16,500	399,250
Amortization of debt discount	36,645	505,753
Changes in operating assets and liabilities:
Accounts receivable	187,963	(104,129)
Accounts receivable-related party	-	33,160
Prepaid expenses	26,667	38,906
Accounts payable-related party	-	(46,015)
Accounts payable and accrued expenses	171,550	179,209
Net Cash Provided by (Used In) Operating Activities	(12,159)	(106,536)

Cash flows from investing activities:
Purchase of equipment	-	(2,214)
Repayment of loans		12,701
Loan receivable	(10,033)	(14,000)

Net Cash Used In Investing Activities	(10,033)	(3,513)

Cash flows from financing activities:
Proceeds from convertible debt	50,000	139,000
Proceeds from promissory note	59,500	-
Repayments to non-controlling interests	(100,500)	(8,000)
Proceeds from non-controlling interests	16,000	16,000
Repayments of promissory notes	(11,000)	(39,000)

Net Cash Provided by Financing Activities	14,000	108,000
Net change in cash	(8,192)	(2,049)

Cash and cash equivalents - Beginning of period	9,827	48,376

Cash and cash equivalents - End of period	$1,635	$46,327

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Information;

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:

Issuance of warrants for prepaid services	$-	$193,000

Cashless conversion of warrants	$-	$1,374

Discount on convertible debt for Beneficial Conversion Feature and warrants	$-	$125,000

See Notes to Unaudited Consolidated Financial Statements

LIFESTYLE MEDICAL NETWORK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 2018 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented have been prepared by Lifestyle Medical Network Inc. and Subsidiaries (the “Company” or “Lifestyle”) and are unaudited. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2017 was derived from audited financial statements of the Company.

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

Going Concern

The consolidated financial statements for the nine months ended September 30, 2018 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a past history of recurring losses from operations. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue to support its cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During 2018, the Company received proceeds of $28,000 from a third party. The advance is unsecured, interest free and due upon demand. The Company repaid $11,000 in 2018 and as of September 30, 2018 the balance due was $17,000. The Company received an additional $7,000 in October 2018 of which $12,000 was repaid in 2018 and $12,000 was repaid in 2019.

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

Interest expense for the nine months ended September 30, 2018 and 2017 was $229,463 and $779,611, respectively.

Amortization of debt discount for the nine months ended September 30, 2018 and 2017 was $36,645 and $505,753, respectively, which is included in the interest expense.

3.	WARRANTS

In January 2018, the Company issued warrants to the directors of the Company to purchase 150,000 shares of common stock at an exercise price of $0.11 per share. The warrants were issued in connection with services to be provided through December 31, 2018. These warrants vest immediately and expire 5 years from the date of issuance. The fair value of the warrants was $16,500, all of which was expensed during the nine months ended September 30, 2018.

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

	Shares	Price	Life	Value
Outstanding, January 1, 2018	22,044,164	$0.09	4.7 years	$1,808,529
Granted	150,000	0.11	4.9 years
Expired/Cancelled	-	-
Exercised	-	-
Outstanding-period ending September 30, 2018	22,194,164	$0.09	3.32 years	$965,762
Exercisable-period ending September 30, 2018	22,194,164	$0.09	3.32 years	$965,762

4.	MAJOR CUSTOMERS

Approximately 90% of the revenues for the nine months ended September 30, 2018, was received from one company.

5.	LEGAL PROCEEDINGS

In January 2018, the Company was served with a complaint in the case Amy Dalton vs. Physician Stat Lab, Inc., LifeStyle Medical Network, Inc., Christopher Smith, and Nathan Hawkins. The case is pending in the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleges breach of contract and failure to pay the minimum wage. The plaintiff has claimed damages of $25,823 and the Company has answered the complaint denying any wrongdoing and asserting affirmative defenses to the plaintiff’s claims. The likelihood of a contingency loss is remote and therefore no accrual was recorded for the year ended December 31, 2017. The Company settled the litigation in December 2018 and paid Amy Dalton $5.000.

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

During the nine months ended September 30, 2018, the Company received $16,000 from non-controlling interests representing 40% interests in various subsidiaries. The Company returned $100,500 to the non-controlling interests representing return of capital and distribution of earnings of the subsidiaries.

7.	LOAN RECEIABLE

During the nine months ended September 30, 2019, the Company advanced Global Medical Equipment LLC $10,000. The advance is interest free and due upon demand.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to these accounting policies during the nine months ended September 30, 2018, and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

During the three months ended September 30, 2018, we had revenues of $ 215,561, as compared with revenues of $1,004,905 in the three months ended September 30, 2017, and we recorded a net loss of $216,257 in 2018, as compared with a net loss of $481,697 for 2017. The decrease in the net loss for the three months ended September 30, 2018 was principally due to a decrease in total costs and expenses of $358,358 in 2018, as compared with $1,353,685 in 2017, and a decrease in interest expense from $132,917 in 2017, to $64,106 in 2018, offset by decreases in revenues of $789,344 in 2018. In the three months ended September 30, 2018, cost of revenue related to management fees was $248,736 and $-0- of related party fees, as compared with $895,817 and $75,452in 2017. General and administrative expense was $109,622 in 2018, as compared with general and administrative expense in 2017 of $382,416 which reflects amortization of warrant expense in 2018 of $-0- as compared to $243,750 in 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

During the nine months ended September 30, 2018, we had revenues of $ 963,039, as compared with revenues of $3,514,598 in the nine months ended September 30, 2017, and we recorded a net loss of $561,285 in 2018, as compared with a net loss of $970,393 for 2017. The decrease in the net loss for the nine months ended September 30, 2018 was principally due to a decrease in total costs and expenses of $1,202,096 in 2018, as compared with $3,926,880 in 2017, and a decrease in interest expense from $779,611 in 2017, to $229,463 in 2018, of which approximately $36,644 was amortization of the beneficial conversion feature of outstanding debt, offset by decreases in revenues of $2,551,559 in 2018. In the nine months ended September 30, 2018, cost of revenue related to management fees was $805,692 and $-0- of related party fees, as compared with $2,677,906 and $502,995 in 2017. General and administrative expense was $396,404 in 2018, as compared with general and administrative expense in 2017 of $745,979 which reflects amortization of warrant expense in 2018 of $16,500 as compared to $399,250 in 2017.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2018, we had a working capital deficiency of approximately $2.9 million. At September 30, 2018, we had total assets of approximately $83,042, including $1,635 of cash. Net cash used in operating activities in the nine months ended September 30, 2018 was approximately $12,159; net cash used in investing activities was approximately $10,033; and $109,500 of short-term debt was received in 2018, offset by $11,000 of repayments.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In the nine months ended September 30, 2018, we generated revenues of $ 963,039, incurred total operating expenses of $1,202,906 and had a net loss of $561,285. As of September 30, 2018, we had $1,635 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

As of June 19, 2017, the Company renewed three promissory notes with the holder, Roy Meadows (the “Holder”), such that: (a) the Note dated April 28, 2015 with a Maturity Date of April 28, 2017 (“April 2015 Note”), was renewed to April 28, 2018; (b) the Note dated June 8, 2015 with a Maturity Date of April 28, 2017 (“June 2015 Note”), was renewed to June 8, 2018; and (c) the Note dated June 13, 2016 with a Maturity Date of June 13, 2017 (“June 2016 Note”), was renewed to June 13, 2018 (The “Renewals”). The Renewal Fees were 10% of the outstanding balance of each Note: $34,496 for the April 2015 Note, $34,442.23 for the June 2015 Note and $27,978.16 for the June 2016 Note. In connection with the Renewals, each Note’s Renewal Fee was added to the outstanding balance of the respective Note as of its Maturity Date. As of September 30, 2018, the balance due the Holder for the April 2017 Note was $379,456; the balance on the June 2015 Note was $378,864; and the balance on the June 2016 Note $307,760.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

As of September 30, 2018, the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, due to the lack of segregation of duties, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2018, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. We have relied heavily on entity or management review controls to lessen the inherent issue of segregation of duties in a small company.

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